Form 10-Q
period 1996-03-31
EMCARE HOLDINGS INC
filed 1996-05-15
CIK 900083

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-Q



(Mark One)

X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
- - -     Exchange Act of 1934

      for the quarterly period ended March 31, 1996

                                      OR
__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       Commission File Number: 0-24986



                             EMCARE HOLDINGS INC.
            (Exact name of registrant as specified in its charter)



        Delaware                                        13-3645287

(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                            Number)


                         1717 Main Street, Suite 5200

                             Dallas, Texas 75201

            (Address of registrant's principal executive offices)

                       Telephone Number (214) 712-2000

             (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant 1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                  Yes   X                             No    __
                        -

     As of April 30, 1996, there were 8,122,940 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.


                        See Exhibit Index on Page 14

                             EMCARE HOLDINGS INC.


                                    INDEX


PART I.   Financial Information                                         Page No.
                                                                        --------

          Item 1. Financial Statements

                  Consolidated Statements of Income-
                     Quarters Ended March 31, 1996 and
                     1995                                                   3

                  Consolidated Balance Sheets-
                     March 31, 1996 and December 31, 1995                   4

                  Consolidated Statements of Cash Flows-
                     Quarters Ended March 31, 1996 and
                     1995                                                   5

                  Notes to Consolidated Financial Statements                6

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             8

PART II.  Other Information

          Item 1. Legal Proceedings                                        12

          Item 6. Exhibits                                                 12

          Signature                                                        13

PART I.   FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS



                             EMCARE HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                 (Unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                      ----------------------
                                                        1996             1995
                                                      --------        ---------


Net revenue ....................................       $ 44,235        $ 34,540
Professional expenses ..........................         35,315          27,154
                                                         ------          ------
Gross profit ...................................          8,920           7,386

Expenses:
   General and administrative ..................          4,245           3,927
   Depreciation and amortization ...............            809             405
                                                            ---             ---
                                                          5,054           4,332
                                                          -----           -----
Income from operations .........................          3,866           3,054
Interest expense ...............................           (172)           (146)
Interest income ................................             72             344
                                                             --             ---
Income before income taxes .....................          3,766           3,252
Income tax expense .............................          1,431           1,236
                                                          -----           -----
Net income .....................................       $  2,335        $  2,016
                                                       ========        ========
Net income per share ...........................       $   0.28        $   0.25
                                                       ========        ========
Weighted average shares outstanding ............          8,433           7,911
                                                          =====           =====















                           See accompanying notes.

                             EMCARE HOLDINGS INC.
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                         March 31,  December 31,
                                                           1996        1995
                                                         ---------  -----------
                                                        (Unaudited)
                                    ASSETS
Current Assets:

    Cash and cash equivalents ......................       $ 7,103       $ 7,781
    Marketable securities ..........................          --           1,507
    Accounts receivable, net .......................        31,049        29,813
    Prepaid insurance ..............................         5,008           166
    Other current assets ...........................         1,151           600
                                                           -------       -------
Total current assets ...............................        44,311        39,867
Furniture and office equipment, net ................         3,681         3,384
Deferred tax asset .................................           983           949
Other assets:
    Goodwill .......................................        29,606        29,602
    Contracts ......................................         7,064         7,064
    Non-competition agreements .....................         4,141         4,141
    Deferred financing costs and other .............           703           493
                                                           -------       -------
                                                            41,514        41,300
    Less accumulated amortization ..................         5,293         4,757
                                                           -------       -------
                                                            36,221        36,543
                                                           -------       -------
Total assets .......................................       $85,196       $80,743
                                                           =======       =======
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable ....................................  $   248       $   254
    Accrued expenses:
      Physician fees ....................................    8,584         8,520
      Accrued salaries and other compensation ...........    2,193         3,280
      Collection fees ...................................    1,222         1,637
      Accrued federal and state income taxes ............    1,404         1,781
      Other accrued liabilities .........................    2,129         2,242
    Deferred tax liability ..............................     --             249
    Short-term debt and current portion of
     long-term obligations ..............................    5,820         2,956
                                                             -----         -----

Total current liabilities ...............................   21,600        20,919

Long-term obligations, less current portion .............    2,334         2,500
Professional liability insurance ........................    4,644         4,594

Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.01 par value:
     Authorized shares - 5,000,000
     No shares issued or outstanding ....................     --         --
   Common stock, $0.01 par value:
     Authorized shares - 25,000,000
     Issued and outstanding shares - 8,117,000 at
     March 31, 1996 and 8,011,000 at December 31, 1995 ..       81            80
   Additional paid-in capital ...........................   42,577        41,025
   Retained earnings ....................................   13,960        11,625
                                                           -------       -------
Total stockholders' equity ..............................   56,618        52,730
                                                           -------       -------
Total liabilities and stockholders' equity ..............  $85,196       $80,743
                                                           =======       =======

                           See accompanying notes.

                             EMCARE HOLDINGS INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                              1996        1995
                                                            ---------   --------
Operating Activities
- - --------------------
Net income .............................................   $  2,335    $  2,016

Adjustments to reconcile net income to
 net cash used in operating activities:
    Deferred income taxes ..............................       (283)     (1,182)
    Non-cash interest expense ..........................         92          81
    Amortization .......................................        550         304
    Depreciation .......................................        259         101
    Changes in operating assets and liabilities,
     net of effects of acquisitions:
      Accounts receivable ..............................     (1,236)     (1,675)
      Accounts payable and accrued expenses ............     (1,317)      2,411
      Professional liability insurance .................         50         125
      Prepaid insurance and other assets ...............     (5,393)     (4,018)
                                                           --------    --------
Net cash used in operating activities ..................     (4,943)     (1,837)

Investing Activities
- - --------------------
Sales of marketable securities .........................      1,507       1,130
Purchases of furniture and office equipment ............       (556)       (270)
Payments for acquisitions, net of cash acquired ........       --        (5,068)
Other ..................................................       (227)        (17)
                                                           --------    --------
Net cash provided by (used in) investing activities ....        724      (4,225)

Financing Activities
- - --------------------
Proceeds from borrowings ...............................      4,000       4,321
Payments on short-term borrowings and long-term
 obligations ...........................................     (1,394)     (2,565)
Proceeds from exercise of stock options ................        935          11
                                                           --------    --------
Net cash provided by financing activities ..............      3,541       1,767
                                                           --------    --------
Net decrease in cash and cash equivalents ..............       (678)     (4,295)
Cash and cash equivalents at beginning of period .......      7,781      13,558
                                                           --------    --------
Cash and cash equivalents at end of period .............   $  7,103    $  9,263
                                                           ========    ========

Supplemental Disclosures
Cash paid for:
    Interest ...........................................   $     69    $    177
                                                           ========    ========
    Income taxes .......................................   $  1,520    $     13
                                                           ========    ========






                           See accompanying notes.

                             EMCARE HOLDINGS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                                March 31, 1996

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the EmCare Holdings Inc. Annual Report incorporated by reference into the Form 10-K for the year ended December 31, 1995.

2.    Accounts Receivable and Net Revenue

     Accounts receivable are recorded at net realizable value. The allowance for contractual adjustments and charity and other adjustments is based on historical experience and future expectations.

     Accounts receivable consist of the following (in thousands):


                                                         March 31,  December 31,
                                                           1996          1995
                                                         ---------   -----------

Independent billing ....................................   $64,579       $61,252
Hospital contract ......................................     8,791         8,001
Billing receivables ....................................     1,941         2,042
Locum tenens ...........................................     1,387         1,316
                                                           --------       ------
                                                            76,698        72,611
Less allowance for contractual adjustments
and charity and other adjustments ......................    45,649        42,798
                                                            ------        ------
                                                           $31,049       $29,813
                                                           =======       =======


     Net revenue consists of the following (in thousands):


                                                              Three Months
                                                            Ended March 31,
                                                         ----------------------
                                                           1996           1995
                                                         ---------     ---------

Gross revenue ......................................       $71,943       $57,670
Less provision for contractual adjustments
 and charity and other adjustments..................        27,708        23,130
                                                           -------       -------

Net revenue ........................................       $44,235       $34,540
                                                           =======       =======

3.   Subsequent Events

     On April 1, 1996, the Company acquired an emergency physician practice management contract providing emergency department services to one hospital in Houston, Texas for $1.5 million in cash and $375,000 in debt. Additionally, certain sellers entered into covenants not to compete.

     On April 30, 1996, the Company acquired all of the outstanding capital stock of Medical Emergency Service Associates, Inc. ("MESA"), an emergency physician practice management company providing emergency department services to eight high volume emergency departments and two occupational medicine clinics in the Chicago and western Illinois markets. The Company paid the former stockholders of MESA an aggregate of $7,815,933 and will issue to them 56,355 shares of the Company's common stock, par value $.01 per share. One-third of the shares will be issued and delivered to the former stockholders of MESA on each of the next three anniversaries of the closing date. For purposes of the acquisition, the Company valued the 56,355 shares at $26.617 per share, or an aggregate of $1,500,000. In addition, the former stockholders of MESA could be entitled to receive three deferred payments of $325,000 each based upon the continuation of the hospital contracts, three performance payments in the aggregate amount of $1,200,000 based upon the adjusted net income attributable to such contracts, and two incentive earnout payments of up to $1,000,000 each, also based upon the adjusted net income attributable to such contracts.

     The former stockholders of MESA have agreed to continue to work as employees of MESA. These individuals also agreed not to compete against the Company for the three years immediately after the acquisition. The Company allocated $925,000 of the acquisition consideration paid upon consummation of the acquisition to these covenants not to compete.

4.   Contingencies

     In June 1995, the Company was informed that the Civil Division of the U.S. Department of Justice ("DOJ") intended to pursue a civil lawsuit against a vendor which provides billing services on a contract basis for the Company and a number of other customers. The DOJ alleges improper coding by the billing company of charges for programs (Medicare, Medicaid, and CHAMPUS) in violation of the False Claims Act. Initially, DOJ agreed not to name the Company as a defendant in the lawsuit, but later informed the Company that DOJ intended to pursue the lawsuit against the Company, as well as other defendants, unless by February 1, 1996, settlement discussions were successful. The lawsuit was not settled by the February 1, 1996, deadline and the Company has now been served in the lawsuit. Under the Company's contracts with the billing company, the billing company has agreed to be responsible for all coding errors. The billing company has advised the Company it is confident the DOJ allegations are incorrect. The Company does not currently possess sufficient information to determine the likelihood or amount of potential liabilities, if any.

     The Company is also a defendant in various other legal proceedings arising in the ordinary course of business. Although the results of litigation cannot be predicted with certainty, management believes that the outcome of the pending other litigation will not have a material adverse effect on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

      EmCare Holdings Inc. is a leading provider of physician practice management services in hospital emergency departments and related urgent care centers in the United States (collectively, "EDs"). The Company recruits and evaluates the credentials of physicians, arranges contracts for their services, assists in monitoring their performance, and schedules their shifts in the EDs. The Company also assists the EDs in operational areas such as staff coordination, quality assurance, and departmental accreditation. In addition, the Company provides accounting, billing, record keeping, and other administrative services. The Company has been engaged in emergency physician practice management primarily in larger hospitals with high volume EDs for more than 20 years. At March 31, 1996, the Company had management contracts relating to 75 EDs in 17 states with approximately 2.0 million patient visits per year. In addition to emergency physician practice management, the Company provides:
(i) billing services for emergency physician practice management contracts, (ii) temporary (locum tenens) physician placement services across a broad range of medical specialties, and (iii) physician practice management in areas other than emergency medicine.

      There are an estimated 5,200 hospitals in the United States that have EDs. Approximately 80% of the hospitals use outsourced physicians to staff their EDs. The outsourcing groups used to provide ED services are either national groups, regional groups, or small local groups. The national groups serve approximately 20% of the market. The Company believes that the regional and local groups are encountering increasing difficulty in: (i) satisfying the record keeping requirements and other administrative burdens imposed by health care industry developments and (ii) controlling costs imposed by capitated and other risk shifting payment systems. As a result, the Company believes that there are significant consolidation opportunities within the emergency physician practice management industry.

      The Company intends to pursue the growth of its emergency physician practice management business through acquisitions of local and regional groups. Beginning in January 1992 and continuing through March 1996, the Company has added emergency physician practice management contracts covering 21 EDs through acquisitions. In addition, in September 1995 the Company acquired RTI, an emergency medicine billing company that provides billing services to emergency physician groups in eight states. The acquisition of RTI will serve as the platform for the Company to internalize its billing function. Effective January 1, 1996, the Company began to transition to RTI the billings for approximately one million patient visits that it outsources per year. The Company intends to complete this transition over the next year. As of March 31, 1996, the Company had transitioned 12 EDs as planned representing approximately 300,000 patient visits to RTI.

      On April 1, 1996, the Company acquired an emergency physician practice management contract providing emergency department services to one hospital in Houston, Texas. The contract generated net revenues of $2.0 million and 23,000 patient visits for the year ended December 31, 1995.

      On April 30, 1996, the Company acquired an emergency physician practice management company providing emergency department services to eight high volume emergency departments and two Occupational Medicine clinics in the Chicago and western Illinois markets. This company generated net revenue of $13.4 million and 210,000 patient visits for the year ended September 30, 1995.

Results of Operations

      The following table sets forth, as a percentage of net revenue, certain statement of income data for the periods indicated as well as percentage changes from period to period in the data presented:



                                                       Three Months
                                                      Ended March 31,    1996
                                                     ----------------  Compared
                                                      1996      1995    to 1995
                                                     ------    ------     ------

Net revenue ......................................    100.0%    100.0%     28.1%
Professional expenses ............................     79.8      78.6      30.1
Gross profit .....................................     20.2      21.4      20.8
General and administrative expenses ..............      9.6      11.4       8.1
Depreciation and amortization ....................      1.8       1.2      99.8
Income from operations ...........................      8.7       8.8      26.6
Income before income taxes .......................      8.5       9.4      15.8





Three Months Ended March 31, 1996 and 1995

      Net Revenue. Net revenue increased $9.7 million, or 28.1%, to $44.2 million for the three months ended March 31, 1996 from $34.5 million for the three months ended March 31, 1995. Of this increase, $7.7 million was attributable to increased revenue from the Company's ED contracts. Net revenue from other services increased $2.0 million, contributing 5.8% of the 28.1% total period to period increase. This consists of $1.4 million attributable to the Company's billing company which was acquired in September 1995, an increase of $653,000 attributable to the Company's management of primary care physician group practices, and a decrease of $65,000 attributable to other non-ED services.

      Same store ED contract revenue increased $1.9 million, or 6.7%, to $30.2 million for the three months ended March 31, 1996 from $28.3 million for the three months ended March 31, 1995, contributing 5.5% of the 28.1% total period-to-period increase. "Same store" revenue consists of revenue derived from EDs under management from the beginning of the prior period through the end of the current period. New ED contracts generated by the Company's marketing activities contributed $3.8 million of the increase in net revenue, or 11.0% of the 28.1% total period-to-period increase. Acquisitions contributed $3.6 million of the increase in net revenue, or 10.4% of the 28.1% total period-to-period increase. Included in the period-to-period increase in net revenue is a negative impact of $1.6 million, or 4.6% of the 28.1% total period-to-period increase caused by the loss of contracts.

      Professional Expenses. Professional expenses primarily consist of fees paid to physicians under contract with the Company, collection fees relating to independent billing contracts billed by vendors, operating expenses for the billing company, and professional liability insurance premiums for physicians under contract. Professional expenses increased by $8.1 million, or 30.1%, to $35.3 million for the three months ended March 31, 1996 from $27.2 million for the three months ended March 31, 1995. This increase was primarily attributable to the addition of new ED contracts. Expenses related to other services increased $1.9 million from period to period, including $1.3 million related to the acquired billing company. As a percentage of net revenue, professional expenses increased to 79.8% in the three months ended March 31, 1996 from 78.6% in the same period in 1995. The increase in professional expenses as a percentage of net revenue is primarily due to the operating costs associated with the billing company acquired in September 1995.

      General and Administrative Expenses. General and administrative expenses increased by $318,000, or 8.1%, to $4.2 million for the three months ended March 31, 1996 from $3.9 million for the three months ended March 31, 1995. This increase is primarily attributable to the incremental administrative costs related to the new EDs under management. As a percentage of net revenue, general and administrative expenses decreased to 9.6% in the three months ended March 31, 1996 from 11.4% in the same period in 1995 as the Company continues to leverage its infrastructure with greater revenue growth.

      Depreciation and Amortization. Depreciation and amortization consist principally of amortization of goodwill, contracts and non-competition agreements entered into in connection with business acquisitions. Depreciation and amortization increased by $404,000, or 99.8%, to $809,000 for the three months ended March 31, 1996 from $405,000 for the three months ended March 31, 1995, principally due to business acquisitions.

      Interest Income/Expense. Interest expense increased by $26,000, or 17.8%, to $172,000 for the three months ended March 31, 1996 from $146,000 for the three months ended March 31, 1995. Interest income decreased by $272,000, or 79.1%, to $72,000 for the three months ended March 31, 1996 from $344,000 for the three months ended March 31, 1995, primarily due to lower cash balances available for investment in the first quarter of 1996. Cash balances were higher in the first quarter of 1995 as a result of the Company's initial public offering in December 1994.

     Income Taxes. The Company's effective tax rate remained unchanged at 38.0% from period to period.

Liquidity and Capital Resources

      At March 31, 1996, the Company had $22.7 million in working capital, an increase of $3.8 million from December 31, 1995. At March 31, 1996, the Company's principal sources of liquidity consisted of (i) cash and cash equivalents aggregating $7.1 million, (ii) accounts receivable totaling $31.0 million, and (iii) $47 million in borrowing capacity under a revolving line of credit (the "Revolver") with a syndicate of lenders.

      In the three months ended March 31, 1996, $4.9 million in cash was used to support operating activities. This amount reflects the increase in accounts receivable due to growth in the number of EDs, an increase in prepaid insurance, and a decrease in accounts payable and accrued expenses. Cash of $734,000 was provided by investing activities for the three months ended March 31, 1996 as the proceeds from the sale of marketable securities exceeded the purchase of furniture and office equipment. Cash of $3.5 million was provided by financing activities for the three months ended March 31, 1996 as proceeds from borrowings and the exercise of stock options exceeded payments on obligations. In the three months ended March 31, 1995, $1.8 million in cash was used to support operating activities. This amount reflects the increase in accounts receivable due to growth in the number of EDs and an increase in prepaid insurance. Cash of $4.2 million was used in investing activities for the three months ended March 31, 1995 primarily to acquire CEA. Cash of $1.8 million was provided by financing activities for the three months ended March 31, 1995 as borrowings exceeded payments on obligations.

     Accounts receivable are a key component of the Company's working capital. Accounts receivable totaled $31.0 million at March 31, 1996, an increase of $1.2 million over December 31, 1995. The timing of payments on the Company's accounts receivable can vary significantly depending on whether the related contract is a hospital-based or independent billing contract. Independent billing receivables have a significantly longer collection cycle than hospital-based billing receivables because of the process of billing and collecting from third-party payor programs and private payors. The number of days revenue in average receivables was 63 days for the three months ended March 31, 1996, compared to 61 days for the three months ended March 31, 1995. In connection with independent billing contracts, the Company incurs, and can expect to incur in the future, negative cash flow during the start-up phase (typically six months or more after the contract is initiated).

      The Company anticipates that funds generated from operations, together with funds available under the Revolver, will be sufficient to meet its working capital requirements and debt obligations and to finance any necessary capital expenditures for the foreseeable future. Expansion of the Company's business through acquisitions may require additional funds, which, to the extent not provided by internally generated sources, cash and cash equivalents, and the Revolver, would require the Company to seek additional debt or equity financing.

Factors That May Affect Future Results of Operations and Financial Condition

      The Company operates in a constantly changing health care environment. While overall prospects are positive, results may vary in response to a number of factors, including the pace of new business and acquisition activity, reimbursement rates and developments in the Department of Justice (DOJ) civil lawsuit. The foregoing statements and other statements in this Item 2 not based upon historical fact are forward-looking statements that involve risks and uncertainties, and actual results could differ materially from these expectations. Important factors that could cause actual results to differ materially from the forward-looking statements include the pace of new business and acquisition activity, changes in reimbursement rates, developments in the DOJ civil lawsuit (see Part I, Item 1, Note 4, "Contingencies" for a detailed discussion), the implementation of the Health Care Financing Administration's new guidelines for documentation of Medicare and Medicaid claims and the transition of the Company's billing activities from outside vendors to RTI.

PART II.                       OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      In June 1995, the Company was informed that the Civil Division of the U.S. Department of Justice ("DOJ") intended to pursue a civil lawsuit against a vendor which provides billing services on a contract basis for the Company and a number of other customers. The DOJ alleges improper coding by the billing company of charges for programs (Medicare, Medicaid, and CHAMPUS) in violation of the False Claims Act. Initially, DOJ agreed not to name the Company as a defendant in the lawsuit, but later informed the Company that DOJ intended to pursue the lawsuit against the Company, as well as other defendants, unless by February 1, 1996, settlement discussions were successful. The lawsuit was not settled by the February 1, 1996, deadline and the Company has now been served in the lawsuit. Under the Company's contracts with the billing company, the billing company has agreed to be responsible for all coding errors. The billing company has advised the Company it is confident the DOJ allegations are incorrect. The Company does not currently possess sufficient information to determine the likelihood or amount of potential liabilities, if any. The civil lawsuit, United States ex rel. Theresa Semtner v. Emergency Physicians Billing Services, Inc., et al. (Cause No. 94-CB-617), was filed under seal on April 29, 1994, in United States District Court Western District of Oklahoma in Oklahoma City, Oklahoma. The civil action seeks treble damages, plus civil penalties of $10,000 for each false claim, all costs of the action, and other relief as the Court deems just and equitable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

A.    Exhibits

      11.1  Computation of Net Income Per Share

      27.1  Financial Data Schedule

B.    Form 8-K

     There were no reports on Form 8-K filed for the three months ended March 31, 1996.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 14, 1996



                                        EMCARE HOLDINGS INC.
                                        (Registrant)






                                        By: /s/ Robert F. Anderson, II
                                            --------------------------
                                            Robert F. Anderson, II
                                            Chief Financial Officer, Senior
                                            Vice President, Treasurer,
                                            and Secretary

                                EXHIBIT INDEX


Exhibit No.                       Description                         Page
- - -----------                       -----------                         ----
    11.1                 Computation of Net Income Per Share           15

    27.1                 Financial Data Schedule                       16