Form 10-Q
period 1996-06-30
EMCARE HOLDINGS INC
filed 1996-08-14
CIK 900083

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q



(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

        Yes      X                                           No    __

As of July 31, 1996, there were 8,147,090 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.



                          See Exhibit Index on Page 16

                              EMCARE HOLDINGS INC.


                                      INDEX


PART I.  Financial Information                                          Page No.

         Item 1.    Financial Statements

                    Consolidated Statements of Income-
                       Three and Six Months Ended
                       June 30, 1996 and 1995                                 3

                    Consolidated Balance Sheets-
                       June 30, 1996 and December 31, 1995                    4


                    Consolidated Statements of Cash Flows-
                       Six Months Ended June 30, 1996 and 1995                5


                    Notes to Consolidated Financial Statements                6

          Item 2.   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations          9


PART II.  Other Information

          Item 1.     Legal Proceedings                                      14

          Item 4.     Submission of Matters to a Vote of Security Holders    14

          Item 6.     Exhibits and Reports on Form 8-K                       15

          Signature                                                          15

PART I.        FINANCIAL INFORMATION

               ITEM 1.       FINANCIAL STATEMENTS



                              EMCARE HOLDINGS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                            Three Months Ended            Six Months Ended
                                 June 30,                     June 30,
                        --------------------------- ----------------------------
                              1996          1995           1996          1995
                        ------------- ------------- -------------- -------------

Net revenue                   $47,874       $38,062        $92,109      $72,603
Professional expenses          38,032        30,158         73,347       57,313
                               ------        ------         ------       ------
Gross profit                    9,842         7,904         18,762       15,290

Expenses:
 General and administrative     4,514         4,048          8,759        7,976
 Depreciation and amortization    964           566          1,773          971
                                  ---           ---          -----          ---
                                5,478         4,614         10,532        8,947
                                -----         -----         ------        -----

Income from operations          4,364         3,290          8,230        6,343
Interest expense                 (286)         (130)          (458)        (276)
Interest income                    78           249            150          593
                                   --           ---            ---          ---
Income before income taxes      4,156         3,409          7,922        6,660
Income tax expense              1,579         1,262          3,010        2,497
                                -----         -----          -----        -----
Net income                    $ 2,577       $ 2,147        $ 4,912      $ 4,163
                              =======       =======        =======      =======
Net income per share          $  0.30       $  0.26        $  0.58      $  0.51
                              =======       =======        =======      =======
Weighted average shares
outstanding                     8,615         8,308          8,524        8,110
                                =====         =====          =====        =====










                             See accompanying notes.

                              EMCARE HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                June 30,        December 31,
                                                  1996              1995
                                             ---------------  ----------------
                                               (Unaudited)
                                    ASSETS
Current Assets:
    Cash and cash equivalents                        $ 7,031           $ 7,781
    Marketable securities                                  -             1,507
    Accounts receivable, net                          32,394            29,813
    Prepaid insurance                                  3,339               166
    Other current assets                               1,810               600
                                                       -----               ---
Total current assets                                  44,574            39,867
Furniture and office equipment, net                    4,227             3,384
Deferred tax asset                                     1,110               949
Other assets:
    Goodwill                                          41,010            29,602
    Contracts                                          9,064             7,064
    Non-competition agreements                         4,989             4,141
    Deferred financing costs and other                   773               493
                                                         ---               ---
                                                      55,836            41,300
   Less accumulated amortization                       6,021             4,757
                                                       -----             -----
                                                      49,815            36,543
                                                      ------            ------
Total assets                                         $99,726           $80,743
                                                     =======           =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                 $   284           $   254
    Accrued expenses:
      Physician fees                                   8,220             8,520
      Accrued salaries and other compensation          3,915             3,280
      Collection fees                                    655             1,637
      Accrued federal and state income taxes             149             1,781
      Other accrued liabilities                        3,157             2,242
   Deferred tax liability                                  -               249
   Short-term debt and current portion of
     long-term obligations                            15,602             2,956
                                                      ------             -----
Total current liabilities                             31,982            20,919
Long-term obligations, less current portion            1,840             2,500
Professional liability insurance                       4,738             4,594
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.01 par value:
     Authorized shares - 5,000,000
     No shares issued or outstanding                       -                 -
   Common stock, $0.01 par value:
     Authorized shares - 25,000,000
      Issued and outstanding shares -
        8,147,000 at June 30, 1996 and
        8,011,000 at December 31, 1995                    81                80
     Shares to be issued                               1,500                 -
   Additional paid-in capital                         43,048            41,025
   Retained earnings                                  16,537            11,625
                                                      ------            ------
Total stockholders' equity                            61,166            52,730
                                                      ------            ------
Total liabilities and stockholders' equity           $99,726           $80,743
                                                     =======           =======

                             See accompanying notes.

                              EMCARE HOLDINGS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                           Six Months Ended

                                                               June 30,
                                                    ----------------------------
                                                         1996           1995
                                                    ------------- --------------
Operating Activities                                     $ 4,912        $ 4,163
Net income
Adjustments to reconcile net income
  to net cash (used in) provided by
  operating activities:
    Deferred income taxes                                    222         (1,859)
    Non-cash interest expense                                180            151
    Depreciation and amortization                          1,773            971
    Changes in operating assets and liabilities,
     net of effects of acquisitions:
      Accounts receivable                                 (1,894)        (2,227)
      Accounts payable and accrued expenses               (4,732)           946
      Professional liability insurance                      (682)           250
      Prepaid insurance and other assets                  (4,330)        (2,618)
                                                        ---------     ----------
Net cash provided by (used in) operating activities       (4,551)          (223)

Investing Activities
Sales of marketable securities                             1,507          6,310
Purchases of furniture and office equipment                 (972)          (446)
Payments for acquisitions, net of cash acquired           (8,331)        (6,558)
Other                                                           -          (145)
                                                    --------------    ----------
Net cash used in investing activities                     (7,796)          (839)

Financing Activities
Proceeds from borrowings                                  15,472          4,321
Payments on short-term borrowings and
  long-term obligations                                   (5,891)        (5,118)
Proceeds from exercise of stock options                    2,016            290
                                                        ---------     ----------
Net cash provided by (used in) financing activities       11,597           (507)
                                                        ---------     ----------
Net decrease in cash and cash equivalents                   (750)        (1,569)
Cash and cash equivalents at beginning of period           7,781         13,558
                                                           -----         ------
Cash and cash equivalents at end of period               $ 7,031        $11,989
                                                         ========       ========

Supplemental Disclosures
Cash paid for:

    Interest                                             $   164        $   156
                                                         ========       ========

    Income taxes                                         $ 4,535        $ 3,538
                                                         ========       ========


                             See accompanying notes.

                              EMCARE HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1996

1.     Basis of Presentation

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the EmCare Holdings Inc. Annual Report incorporated by reference into the Form 10-K for the year ended December 31, 1995.

2.      Accounts Receivable and Net Revenue

       Accounts receivable are recorded at net realizable value. The allowance for contractual adjustments and charity and other adjustments is based on historical experience and future expectations.
Accounts receivable consist of the following (in thousands):


                                                       June 30,     December 31,
                                                         1996           1995
                                                   ------------ ----------------

Independent billing                                    $66,606          $61,252
Hospital contract                                        9,462            8,001
Billing receivables                                      1,852            2,042
Locum tenens                                             1,702            1,316
                                                         -----            -----
                                                        79,622           72,611
Less allowance for contractual
 adjustments and charity and other adjustments          47,228           42,798
                                                        ------           ------
                                                       $32,394          $29,813
                                                       =======          =======

       Net revenue consists of the following (in thousands):


                               Three Months                  Six Months
                              Ended June 30,               Ended June 30,
                       ----------------------------  ---------------------------
                             1996           1995          1996          1995
                       --------------- ------------  ------------- -------------

Gross revenue                 $75,611      $66,324       $147,554      $123,994
Less provision for
 contractual adjustments
 and charity and
 other adjustments             27,737       28,262         55,445        51,391
                               ------       ------         ------        ------
Net revenue                   $47,874      $38,062       $ 92,109      $ 72,603
                              =======      =======       ========      ========

3.     Acquisitions

     On April 1, 1996, the Company acquired a physician practice providing emergency department services for a hospital in Houston, Texas for $1.5 million in cash and $375,000 in debt. Additionally, certain sellers entered into non-competition agreements.

       On April 30, 1996, the Company acquired all of the outstanding capital stock of Medical Emergency Service Associates, Inc. ("MESA"), a physician practice management company providing emergency department services to eight hospitals and two occupational medicine clinics in the Chicago and western Illinois markets. The acquisition was effective as of April 1, 1996. MESA was acquired for an aggregate of $10.6 million which consists of $7.3 million in cash, 56,355 shares of the Company's common stock valued at an average market price of $26.617 per share, or an aggregate of $1.5 million, and obligations of $1.8 million payable over the next two to seven year based on certain performance criteria applicable to contracts held by MESA as of the closing. One-third of the shares will be issued and delivered to the former stockholders of MESA on each of the next three anniversaries of the closing date. In addition, the former stockholders of MESA could be entitled to receive two incentive earnout payments of up to $1,000,000 each based upon the adjusted net income attributable to such contracts. The former stockholders of MESA have agreed not to compete against the Company for the three years immediately after the acquisition. The Company allocated $650,000 of the acquisition consideration paid upon consummation of the acquisition to these non-competition agreements.

       All the acquisitions have been accounted for as purchases, and the net assets and operations are included in the Company's consolidated financial statements as of the date of the acquisition.

       The following unaudited pro forma information combines the results of operations of the Company with the acquisitions of MESA, Reimbursement Technologies, Inc. (RTI), and Capital Emergency Associates, P.A., after giving effect to amortization of non-competition agreements, contracts and goodwill and interest expense on the related long-term obligations as if the acquisition had occurred on January 1, 1995.



                        Three Months Ended                Six Months Ended
                             June 30,                         June 30,
                 -------------------------------  ------------------------------
                       1996            1995            1996            1995
                 ---------------- --------------  ---------------  -------------
                        (Dollars in thousands,          (Dollars in thousands,
                      except per share amounts)       except per share amounts)
                            --------------                   -------------
Net revenue              $47,874        $42,848          $95,455        $85,487
Net income                 2,619          1,974            4,795          3,765
Net income per share     $  0.30        $  0.24          $  0.56        $  0.45


4.     Contingencies

     The Civil Division of the U.S. Department of Justice ("DOJ") has named the Company as a defendant in a civil lawsuit styled United States ex rel. Theresa Semtner v. Emergency Physician Billing Services, Inc. ("EPBS"), et al. Cause No. 94-CB-617 which was filed on April 29, 1994, in the United States District Court for the Western District of Oklahoma (the" DOJ Lawsuit"). EPBS is a third-party billing company that provided billing services on a contract basis for the Company and a number of other customers. On February 1, 1996, the DOJ served the Company in the lawsuit.

From 1990 to the time of filing of the lawsuit, the billing company submitted on behalf of the Company more than 750,000 claims for payment under Medicare, Medicaid and CHAMPUS programs, which represents approximately 15% of the number of all claims filed by the Company during this same period. As a matter of procedure, the doctors and hospitals who provided patient care subject to agreements with the Company submitted their medical charts directly to EPBS, which on the basis of those charts prepared and submitted reimbursement claims. The Company did receive periodic summary reports from EPBS of claims activity, information with respect to audits conducted by payor agencies and other matters. In the course of that review, the Company periodically asked questions about such audits and related billing and coding practices of the billing company, and the Company received responses from EPBS. However, the Company did not receive copies of such medical charts or reimbursement claims. Further, the DOJ has indicated that it intends for proof of damages in its lawsuits to rely upon certain audits of EPBS which have not been completed and provided to the Company, and one completed audit of EPBS which did not involve Company claims. Accordingly, the Company does not currently possess sufficient information to determine the likelihood or amount of liability, if any, relating to the DOJ allegations.

In the lawsuit, the DOJ alleges improper coding by the third-party billing company of charges under the Medicare, Medicaid and CHAMPUS programs in violation of the False Claims Act, 31 U.S.C.ss. 3729 et seq. The lawsuit seeks treble damages, civil penalties of $10,000 for each claim in question, reimbursement of costs, and such other relief as the court deems just and equitable. DOJ alleges that during the period of time covered by the lawsuit, the defendants presented or caused to be presented claims for payment to the United States knowing such claims were false, fictitious, or fraudulent, or acting with reckless disregard or deliberate ignorance of the truth or falsity of such claims.

The billing company has advised the Company that it is confident that the DOJ allegations are incorrect. Under the Company's contracts with the third-party billing company, the billing company has agreed to be responsible for all coding errors. However, there is no assurance that the Company will be able to obtain indemnification from the third-party billing company for the conduct alleged by the DOJ. Further, the billing company is privately owned, and in the absence of specific information as to the billing company's assets, other obligations and the amount of liability, if any, likely to result from the DOJ allegations, the Company is unable to determine whether it is likely that the billing company will be financially able to respond to such liability and related indemnity obligations of the billing company.

In addition to its allegations of improper coding, the DOJ, in its first amended complaint, alleges that the Company's contracts with the third party billing company fail to comply with applicable law governing the reassignment of Medicare claims because the billing company's fee is based on a percentage of the amount collected. The DOJ has further notified the Company that the DOJ believes that, as a result of such alleged illegality, each claim submitted for payment under this arrangement constitutes a false claim under the False Claims Act. Although the Company is aware that its contractual arrangement with the third party billing company is not in compliance with applicable law relating to reassignment of Medicare claims, the Company does not believe that the failure to comply with applicable law imposing restrictions on reassignment of Medicare claims renders such claims or Medicaid or CHAMPUS claims false claims within the meaning of the False Claims Act. If the Company does not prevail on this issue, it is possible that the DOJ could make similar allegations with respect to reassignments to the third-party billing company or the Company after the period covered by the DOJ Lawsuit. The Company no longer uses the same type of billing arrangement that was utilized with EPBS, and is implementing alternative billing arrangements which comply with applicable law governing the reassignment of Medicare claims.

There can be no assurance that the outcome of the DOJ Lawsuit will not have a material adverse effect on the Company's financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

         EmCare Holdings Inc. is a leading provider of physician practice management services in hospital emergency departments and other practice settings in the United States (collectively, "EDs"). The Company recruits and evaluates the credentials of physicians and arranges contracts and schedules for their services. The Company also assists the EDs in operational areas such as staff coordination, quality assurance, and departmental accreditation. In addition, the Company provides accounting, billing, record keeping, and other administrative services. The Company has been engaged in emergency physician practice management primarily in larger hospitals with high volume EDs for more than 20 years. At June 30, 1996, the Company had management contracts relating to 84 EDs in 17 states with approximately 2.2 million patient visits per year. In addition to emergency physician practice management, the Company provides:
(i) billing services for emergency physician practice management contracts, (ii) temporary (locum tenens) physician placement services across a broad range of medical specialties, and (iii) physician practice management in areas other than emergency medicine.

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

         The Company intends to pursue the growth of its emergency physician practice management business through acquisitions of local and regional groups. Beginning in January 1992 and continuing through June 1996, the Company has added emergency physician practice management contracts covering 31 EDs through acquisitions. In addition, in September 1995 the Company acquired RTI, an emergency medicine billing company that provides billing services to emergency physician groups in eight states. The acquisition of RTI is serving as the platform for the Company to internalize its billing function. Effective January 1, 1996, the Company began to transition to RTI the billings for approximately one million patient visits that it outsources per year. The Company intends to complete this transition during 1996. As of June 30, 1996, the Company had transitioned 27 EDs as planned representing approximately 582,000 patient visits to RTI.

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

Results of Operations

         Revenue is recorded in the period the services are rendered as determined by the respective contracts with the health care providers. Professional expenses are based on the terms of the respective contracts with the physicians. Services performed by physicians under contract with the Company are generally charged on a fee for service basis, and the Company's revenue is derived from such fees. These fees are either: (i) collected by the related hospital, which remits a negotiated amount monthly to the Company, or (ii)
billed and collected separately by the Company ("independent billing contracts"). In independent billing contract arrangements, the Company arranges for third-party billing firms or a subsidiary to bill and collect directly for services performed by the physicians. Cost of collections is included in professional expense.

         The following table sets forth, as a percentage of net revenue, certain statement of income data for the periods indicated as well as percentage changes from period to period in the data presented:







                                                Three Months
                                               Ended June 30,           1996
                                        --------------------------    Compared
                                            1996          1995         to 1995
                                        -------------  -----------  ------------

Net revenue                                   100.0%       100.0%         25.8%
Professional expenses                          79.4         79.2          26.1
Gross profit                                   20.6         20.8          24.5
General and administrative expenses             9.4         10.6          11.5
Depreciation and amortization                   2.0          1.5          70.3
Income from operations                          9.1          8.6          32.6
Income before income taxes                      8.7          9.0          21.9




                                            Six Months Ended
                                                June 30,                1996
                                       --------------------------     Compared
                                            1996          1995         to 1995
                                       -------------  -----------  ------------

Net revenue                                   100.0%       100.0%         26.9%
Professional expenses                          79.6         78.9          28.0
Gross Profit                                   20.4         21.1          22.7
General and administrative expenses             9.5         11.0           9.8
Depreciation and amortization                   1.9          1.3          82.6
Income from operations                          8.9          8.7          29.7
Income before income taxes                      8.6          9.2          18.9



Second Quarter Ended June 30, 1996 and 1995

        Net Revenue. Net revenue increased $9.8 million, or 25.8%, to $47.9 million for the three months ended June 30, 1996 from $38.1 million for the three months ended June 30, 1995. Of this increase, $7.7 million was attributable to increased revenue from the Company's ED contracts. Net revenue from other services increased $2.1 million, contributing 5.5% of the 25.8% total period to period increase. This consists of $1.3 million attributable to the Company's billing company which was acquired in September 1995, an increase of $931,000 attributable to the Company's management of primary care physician group practices, and a decrease of $82,000 attributable to other non-ED services.

         Same ED contract revenue increased $2.9 million, or 9.0%, to $35.2 million for the three months ended June 30, 1996 from $32.3 million for the three months ended June 30, 1995, contributing

7.6% of the 25.8% total period-to-period increase. "Same ED" revenue consists of revenue derived from EDs under management from the beginning of the prior period through the end of the current period. New ED contracts generated by the Company's marketing activities contributed $2.6 million of the increase in net revenue, or 6.8% of the 25.8% total period-to-period increase. Acquisitions contributed $4.2 million of the increase in net revenue, or 11.1% of the 25.8% total period-to-period increase. Included in the period-to-period increase in net revenue is a negative impact of $2.0 million, or 5.2% of the 25.8% total period-to-period increase caused by the loss of contracts.

         Professional Expenses. Professional expenses primarily consist of fees paid to physicians under contract with the Company, collection fees relating to independent billing contracts billed by vendors, operating expenses for the billing company, and professional liability insurance premiums for physicians under contract. Professional expenses increased by $7.8 million, or 26.1%, to $38.0 million for the three months ended June 30, 1996 from $30.2 million for the three months ended June 30, 1995. This increase was primarily attributable to the addition of new ED contracts. Expenses related to other services increased $1.9 million from period to period, including $1.5 million related to the acquired billing company. As a percentage of net revenue, professional expenses increased to 79.4% in the three months ended June 30, 1996 from 79.2% in the same period in 1995. The increase in professional expenses as a percentage of net revenue is primarily due to the operating costs associated with the billing company acquired in September 1995.

         General and Administrative Expenses. General and administrative expenses increased by $466,000, or 11.5%, to $4.5 million for the three months ended June 30, 1996 from $4.0 million for the three months ended June 30, 1995. This increase is primarily attributable to the incremental administrative costs related to the new EDs under management. As a percentage of net revenue, general and administrative expenses decreased to 9.4% in the three months ended June 30, 1996 from 10.6% in the same period in 1995. The Company has been able to add additional revenue growth with minimal increases to its corporate overhead.

         Depreciation and Amortization. Depreciation and amortization consist principally of amortization of goodwill, contracts and non-competition agreements entered into in connection with business acquisitions. Depreciation and amortization increased by $398,000, or 70.3%, to $964,000 for the three months ended June 30, 1996 from $566,000 for the three months ended June 30, 1995, principally due to business acquisitions.

         Interest Income/Expense. Interest expense increased by $156,000, or 120.0%, to $286,000 for the three months ended June 30, 1996 from $130,000 for the three months ended June 30, 1995, primarily due to an increase in debt due to acquisitions. Interest income decreased by $171,000, or 68.7%, to $78,000 for the three months ended June 30, 1996 from $249,000 for the three months ended June 30, 1995, primarily due to lower cash balances available for investment in the second quarter of 1996. Cash balances were higher in the second quarter of 1995 as a result of the Company's initial public offering in December 1994.

         Income Taxes. The Company's effective tax rate increased to 38.0% for the three months ended June 30, 1996 from 37.0% for the three months ended June 30, 1995.

Six Months Ended June 30, 1996 and 1995

         Net Revenue. Net revenue increased $19.5 million, or 26.9%, to $92.1 million for the six months ended June 30, 1996 from $72.6 million for the six months ended June 30, 1995. Of this increase, $15.4 million was attributable to increased revenue from the Company's ED contracts. Net revenue from other services increased $4.1 million, contributing 5.7% of the 26.9% total period to period increase. This consists of $2.7 million attributable to the Company's billing company which was acquired in September 1995, an increase of $1.6 million attributable to the Company's management of primary care physician group practices, and a decrease of $150,000 attributable to other non-ED services.

         Same ED contract revenue increased $1.4 million, or 2.5%, to $57.1 million for the six months ended June 30, 1996 from $55.7 million for the six months ended June 30, 1995, contributing 1.9% of the 26.9% total period-to-period increase. New ED contracts generated by the Company's marketing activities contributed $5.8 million of the increase in net revenue, or 8.0% of the 26.9% total period-to-period increase. Acquisitions contributed $10.3 million of the increase in net revenue, or 14.2% of the 26.9% total period-to-period increase. Included in the period-to-period increase in net revenue is a negative impact of $2.1 million, or 2.9% of the 26.9% total period-to-period increase caused by the loss of contracts.

         Professional Expenses. Professional expenses increased by $16.0 million, or 28.0%, to $73.3 million for the six months ended June 30, 1996 from $57.3 million for the six months ended June 30, 1995. This increase was primarily attributable to the addition of new ED contracts. Expenses related to other services increased $3.8 million from period to period, including $2.8 million related to the acquired billing company. As a percentage of net revenue, professional expenses increased to 79.6% in the six months ended June 30, 1996 from 78.9% in the same period in 1995. The increase in professional expenses as a percentage of net revenue is primarily due to the operating costs associated with the billing company acquired in September 1995.

         General and Administrative Expenses. General and administrative expenses increased by $783,000, or 9.8%, to $8.8 million for the six months ended June 30, 1996 from $8.0 million for the six months ended June 30, 1995. This increase is primarily attributable to the incremental administrative costs related to the new EDs under management. As a percentage of net revenue, general and administrative expenses decreased to 9.5% in the six months ended June 30, 1996 from 11.0% in the same period in 1995. The Company has been able to add additional revenue growth with minimal increases to its corporate overhead.

         Depreciation and Amortization. Depreciation and amortization increased by $802,000, or 82.6%, to $1.8 million for the six months ended June 30, 1996 from $971,000 for the six months ended June 30, 1995, principally due to business acquisitions.

         Interest Income/Expense. Interest expense increased by $182,000, or 65.9%, to $458,000 for the six months ended June 30, 1996 from $276,000 for the six months ended June 30, 1995, primarily due to an increase in debt due to acquisitions.. Interest income decreased by $443,000, or 74.7%, to $150,000 for the six months ended June 30, 1996 from $593,000 for the six months ended June 30, 1995, primarily due to lower cash balances available for investment in 1996. Cash balances were higher in 1995 as a result of the Company's initial public offering in December 1994.

         Income Taxes. The Company's effective tax rate increased to 38.0% for the six months ended June 30, 1996 from 37.5% for the six months ended June 30, 1995.

Liquidity and Capital Resources

         At June 30, 1996, the Company had $12.6 million in working capital, a decrease of $6.4 million from December 31, 1995. At June 30, 1996, the Company's principal sources of liquidity consisted of (i) cash and cash equivalents aggregating $7.0 million, (ii) accounts receivable totaling $32.4 million, and
(iii) $38 million in borrowing capacity under a revolving line of credit (the "Revolver") with a syndicate of lenders.

         In the six months ended June 30, 1996, $4.6 million in cash was used to support operating activities. This amount reflects the increase in accounts receivable due to growth in the number of EDs, an increase in prepaid insurance, and a decrease in accounts payable and accrued expenses. Cash of $7.8 million was used in investing activities for the six months ended June 30, 1996 as the payments for acquisitions exceeded the proceeds from the sale of marketable securities. Cash of $11.6 million was provided by financing activities for the six months ended June 30, 1996 as proceeds from borrowings and the exercise of stock options exceeded payments on obligations. In the six months ended June 30, 1995, $223,000 in cash was used to support operating activities. This amount reflects the increase in accounts receivable due to growth in the number of EDs and an increase in prepaid insurance. Cash of $839,000 was used in investing activities for the six months ended June 30, 1995 as payments related to business acquisitions exceeded proceeds from the sale of marketable securities. Cash of $507,000 was used in financing activities for the six months ended June 30, 1995 as payments on obligations exceeded borrowings.

         Accounts receivable are a key component of the Company's working capital. Accounts receivable totaled $32.4 million at June 30, 1996, an increase of $2.6 million over December 31, 1995. The timing of payments on the Company's accounts receivable can vary significantly depending on whether the related contract  is a  hospital-based  or  independent  billing  contract.  Independent billing receivables have a significantly longer collection cycle than hospital-based billing receivables because of the process of billing and collecting from third-party payor programs and private payors. The number of days revenue in average receivables was 61 days for the six months ended June 30, 1996, compared to 59 days for the six months ended June 30, 1995. In connection with independent billing contracts, the Company incurs, and can expect to incur in the future, negative cash flow during the start-up phase (typically six months or more after the contract is initiated).

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

PART II.                      OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

         The information called for by Item 1 of Part II is incorporated by reference to Note 4 of the Notes to the Consolidated Financial Statements included in Item 1 of Part I of this document.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Shareholders held on May 16, 1996, the following individuals were elected to the Board of Directors:


                                   Votes For           Votes Abstaining
                                   ---------           ----------------
William F. Miller, III             6,506,414                 6,744
Andrew M. Paul                     6,506,414                 6,744


         The following proposal was approved at the Company's Annual Meeting:


                      Affirmative        Negative         Votes         Broker
                         Votes            Votes        Abstaining     Non-Votes
                         -----            -----        ----------     ---------
Amendment of the
EmCare Holdings
Inc. Amended and
Restated Stock
Option and Restricted
Stock Purchase Plan
to (a) increase the
number of shares of
Common Stock that
may be issued under
it from 1,250,000
to 3,250,000 shares
and (b) change certain
provisions of the Plan
to comply with the
qualified performance-based
stock option compensation
exception to the
compensation deduction
limitations of Section
162(m) of the Internal
Revenue Code of
1986, as amended        4,131,043        1,087,453        4,450       1,290,212

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

         11.1     Computation of Net Income Per Share

         27.1     Financial Data Schedule (for SEC only)

B.       Form 8-K

         1. The Company filed a Form 8-K, dated May 14, 1996, reporting the acquisition of Medical Emergency Services Associates, Inc. which was amended to add financial statements and pro forma financial information by Form 8-K/A -- Amendment No. 1, dated July 12, 1996.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:        August 14, 1996



              EMCARE HOLDINGS INC.
                                  (Registrant)






                                        By:  /s/ Robert F. Anderson II
                                           ------------------------------
                                           Robert F. Anderson, II
                                           Chief Financial Officer, Senior Vice
                                            President, Treasurer, and Secretary

                                  EXHIBIT INDEX


   Exhibit No.                 Description                              Page
   -----------                 -----------                              ----
       11.1       Computation of Net Income Per Share                    17

       27.1       Financial Data Schedule (for SEC only)                 18