Form 10-Q
period 1996-09-30
EMCARE HOLDINGS INC
filed 1996-11-14
CIK 900083

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



(Mark One)

X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
-       Exchange Act of 1934 for the quarterly period ended September 30, 1996

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

               Yes    X                                   No    __
                      -

As of October 31, 1996, there were 8,148,890 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                              EMCARE HOLDINGS INC.


                                      INDEX


PART I.     Financial Information                                      Page No.

            Item 1.   Financial Statements

                      Consolidated Statements of Income-
                         Three and Nine Months Ended
                         September 30, 1996 and 1995                        3

                      Consolidated Balance Sheets-
                         September 30, 1996 and December 31, 1995           4


                      Consolidated Statements of Cash Flows-
                         Nine Months Ended September 30, 1996 and 1995      5


                      Notes to Consolidated Financial Statements            6

            Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations         9


PART II.    Other Information

            Item 1.   Legal Proceedings                                    14

            Item 6.   Exhibits and Reports on Form 8-K                     14

            Signature                                                      14

PART I.     FINANCIAL INFORMATION

            ITEM 1.     FINANCIAL STATEMENTS



                              EMCARE HOLDINGS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                           Three Months Ended       Nine Months Ended
                                             September 30,            September 30,
                                         ----------------------  ------------------------
                                            1996        1995        1996         1995
                                         ----------  ----------  ----------- ------------

Net revenue                                $48,198     $40,480     $140,307     $113,082

Professional expenses                       38,366      32,339      111,713       89,651
                                           --------    --------    ---------    ---------
Gross profit                                 9,832       8,141       28,594       23,431

Expenses:
   General and administrative                4,129       3,950       12,888       11,925
   Depreciation and amortization             1,028         725        2,801        1,696
                                           --------    --------    ---------    ---------
                                             5,157       4,675       15,689       13,621
                                           --------    --------    ---------    ---------
Income from operations                       4,675       3,466       12,905        9,810
Interest expense                              (359)       (237)        (817)        (513)
Interest income                                117         203          267          796
                                           --------    --------    ---------    ---------
Income before income taxes                   4,433       3,432       12,355       10,093
Income tax expense                           1,707       1,287        4,717        3,785
                                           --------    --------    ---------    ---------
Net income                                 $ 2,726     $ 2,145     $  7,638     $  6,308
                                           ========    ========    =========    =========
Net income per share                       $  0.32     $  0.26     $   0.90     $   0.77
                                           ========    ========    =========    =========
Weighted average shares outstanding          8,553       8,330        8,534        8,183
                                           ========    ========    =========    =========











                             See accompanying notes.

                              EMCARE HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                         September 30,  December 31,

                                             1996           1995
                                         -------------  -------------
                                          (Unaudited)
                               ASSETS
Current Assets:

    Cash and cash equivalents                $  11,115     $    7,781
    Marketable securities                            -          1,507
    Accounts receivable, net                    36,187         29,813
    Prepaid insurance                            1,719            166
    Other current assets                         1,653            600
                                             ---------      ---------

Total current assets                            50,674         39,867
Furniture and office equipment, net              4,320          3,384
Deferred tax asset                               1,110            949
Other assets:
    Goodwill                                    46,887         29,602
    Contracts                                   10,832          7,064
    Non-competition agreements                   5,570          4,141
    Deferred financing costs and other             739            493
                                             ---------      ---------
                                                64,028         41,300
   Less accumulated amortization                 6,794          4,757
                                             ---------      ---------
                                                57,234         36,543
                                             ---------      ---------
Total assets                                 $ 113,338      $  80,743
                                             =========      =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                         $     307      $     254
    Accrued expenses:
      Physician fees                             9,273          8,520
   Accrued salaries and other compensation       4,438          3,280
      Collection fees                              307          1,637
      Accrued federal and state income taxes        98          1,781
      Other accrued liabilities                  3,178          2,242
    Deferred tax liability                           -            249
    Short-term debt and current portion of
     long-term obligations                      22,969          2,956
                                             ---------      ---------
Total current liabilities                       40,570         20,919
Long-term obligations, less current portion      3,052          2,500
Professional liability insurance                 4,892          4,594
Deferred tax liability                             908              -
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.01 par value:
     Authorized shares - 5,000,000
     No shares issued or outstanding                 -              -
   Common stock, $0.01 par value:
     Authorized shares - 25,000,000
      Issued and outstanding shares -
       8,148,000 at September 30, 1996 and
       8,011,000 at December 31, 1995               81             80
     Shares to be issued                         1,500              -
   Additional paid-in capital                   43,071         41,025
   Retained earnings                            19,264         11,625
                                             ---------      ---------
Total stockholders' equity                      63,916         52,730
                                             ---------      ---------
Total liabilities and stockholders' equity   $ 113,338      $  80,743
                                             =========      =========

                             See accompanying notes.

                              EMCARE HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                    -----------------------
                                                       1996        1995
                                                    ----------- -----------
Operating Activities
Net income                                            $   7,638   $   6,308
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Deferred income taxes                                  (554)     (1,970)
    Loss on sale of furniture and office equipment          101           -
    Non-cash interest expense                               302         321
    Depreciation and amortization                         2,801       1,696
    Changes in operating assets and liabilities,
     net of effects of acquisitions:
               Accounts receivable                       (1,551)     (2,596)
               Accounts payable and accrued expenses     (5,785)       (893)
               Professional liability insurance            (619)        375
               Prepaid insurance and other assets        (2,258)     (1,126)
                                                      ----------  ----------
Net cash provided by operating activities                    75       2,115

Investing Activities
Sales of marketable securities                            1,507       6,260
Sales of furniture and office equipment                      21           -
Purchases of furniture and office equipment              (1,858)       (601)
Payments for acquisitions, net of cash acquired         (14,393)    (16,865)
Other                                                       (92)        (43)
                                                      ----------  ----------
Net cash used in investing activities                   (14,815)    (11,249)

Financing Activities
Proceeds from borrowings                                 22,067       6,321
Payments on short-term borrowings and
  long-term obligations                                  (6,039)     (6,674)
Proceeds from exercise of stock options                   2,046       2,062
                                                      ----------  ----------
Net cash provided by financing activities                18,074       1.709
                                                      ----------  ----------
Net increase (decrease) in cash and cash equivalents      3,334      (7,425)
Cash and cash equivalents at beginning of period          7,781      13,558
                                                      ----------  ----------
Cash and cash equivalents at end of period            $  11,115   $   6,133
                                                      ==========  ==========
Supplemental Disclosures
Cash paid for:
     Interest                                        $     446    $     219
                                                     ==========   ==========
     Income taxes                                    $   6,535    $   5,048
                                                     ==========   ==========



                             See accompanying notes.

                              EMCARE HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1996

1.    Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the EmCare Holdings Inc. Annual Report incorporated by reference into the Form 10-K for the year ended December 31, 1995.

2.    Significant Accounting Policies

      Net income (loss) per share is calculated be dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the dilutive effect of outstanding options calculated using the treasury stock method. The shares to be issued in connection with the April 30, 1996 acquisition of Medical Emergency Service Associates, Inc. (MESA) are included in the weighted average number of common equivalent shares outstanding for the purpose of calculating net income
(loss) per share. Refer to Note 4 to the Notes to the Consolidated Financial Statements for further discussion of the MESA acquisition and common shares to be issued.

3.     Accounts Receivable and Net Revenue

      Accounts receivable are recorded at net realizable value. The allowance for contractual adjustments and charity and other adjustments is based on historical experience and future expectations.
Accounts receivable consist of the following (in thousands):


                                           September 30,     December 31,
                                               1996             1995
                                         ---------------- ----------------

Independent billing                               $82,324          $61,252
Hospital contract                                   9,779            8,001
Billing receivables                                 2,170            2,042
Locum tenens                                        1,257            1,316
                                                  -------          -------
                                                   95,530           72,611
Less allowance for contractual
 adjustments and charity and
 other adjustments                                 59,343           42,798
                                                  -------          -------

                                                  $36,187          $29,813
                                                  =======          =======

Net revenue consists of the following (in thousands):


                                               Three Months             Nine Months
                                            Ended September 30,     Ended September 30,
                                          ----------------------- -----------------------
                                              1996        1995       1996        1995
                                          ------------ ---------- ----------- -----------

Gross revenue                                  $74,743    $65,139    $222,297    $189,133
Less provision for contractual adjustments
 and charity and other adjustments              26,545     24,659      81,990      76,051
                                               -------    -------    --------    --------

Net revenue                                    $48,198    $40,480    $140,307    $113,082
                                               =======    =======    ========    ========



4.    Acquisitions

      On April 1, 1996, the Company acquired Suburban Houston Emergency Physicians Association (SHEPA), a physician practice providing emergency services in Houston, Texas. SHEPA was acquired for $1.5 million in cash and $375,000 in debt. Additionally, certain sellers entered into non-competition agreements. The contract generated net revenues of $2.0 million and 23,000 patients visits for the year ended December 31, 1995.

      On April 30, 1996,  the Company  acquired all of the  outstanding  capital stock of MESA, a physician practice management company providing emergency department services to eight hospitals and two occupational medicine clinics in the Chicago and western Illinois markets. The acquisition was effective as of April 1, 1996. MESA was acquired for an aggregate of $10.6 million, which consists of $7.3 million in cash, 56,355 shares of the Company's common stock valued at an average market price of $26.617 per share, or an aggregate of $1.5 million, to be issued over the next three years , and obligations of $1.8 million payable over the next two to seven years based on certain performance criteria applicable to contracts held by MESA as of the closing. One-third of the shares will be issued and delivered to the former stockholders of MESA on each of the next three anniversaries of the closing date. In addition, the former stockholders of MESA could be entitled to receive two incentive earnout payments of up to $1,000,000 each based upon the adjusted net income attributable to such contracts. The former stockholders of MESA have agreed not to compete against the Company for the three years immediately after the acquisition. The Company allocated $650,000 of the acquisition consideration paid upon consummation of the acquisition to these non-competition agreements. MESA generated net revenue of $13.4 million and 210,000 patient visits for the year ended September 30, 1995.

      Effective September 1, 1996, in two separate transactions the Company acquired all of the outstanding capital stock of Associated Emergency
Physicians, Inc. (AEP), a physician practice management company providing emergency department services to three hospitals in San Jose, California, and its billing company, Doctors Billing Service, Inc. (DBS). AEP and DBS were acquired for an aggregate of $6.5 million, which consists of $5.1 million in cash and $1.4 million in obligations payable over the next three years based upon the adjusted net income attributed to AEP and DBS's contracts. AEP generated approximately $10.1 million of net revenue from 105,000 patient visits for its fiscal year ended August 31, 1996.

      In another transaction, also effective September 1, 1996, the Company acquired all of the outstanding capital stock of Southern Emergency Medical Specialists, Inc. (SEMS). SEMS was acquired for an aggregate of $1.5 million, which consists of $1.2 million in cash and $302,000 in obligations payable over the next three years based upon the adjusted net income attributed to SEMS's contracts. SEMS generated approximately $2.2 of million net revenue in 1995 from 35,000 patient visits.

      The former stockholders of AEP and SEMS have agreed not to compete against the Company for the three years immediately after the acquisition. The Company allocated a total of $581,000 of the consideration paid upon consummation of the respective acquisitions to these non-competition agreements.

      All the acquisitions have been accounted for as purchases, and the net assets and operations are included in the Company's consolidated financial statements as of the date of the acquisition.


5.    Contingencies

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

      From 1990 to the time of filing of the lawsuit, the billing company submitted on behalf of the Company more than 750,000 claims for payment under Medicare, Medicaid and CHAMPUS programs, which represents approximately 15% of the number of all claims filed by the Company during this same period. As a matter of procedure, the doctors and hospitals who provided patient care subject to agreements with the Company submitted their medical charts directly to EPBS, which on the basis of those charts prepared and submitted reimbursement claims. The Company did receive periodic summary reports from EPBS of claims activity, information with respect to audits conducted by payor agencies and other matters, but not reimbursement claim copies of such medical charts. In the course of reviewing such reports, the Company periodically asked questions about such audits and related billing and coding practices of the billing company, and the Company received responses from EPBS. Further, the DOJ has indicated that it intends for proof of damages in its lawsuits to rely upon certain audits of EPBS which have not been completed and provided to the Company, and two completed audits of EPBS, one of which did not involve Company claims. Accordingly, the Company does not currently possess sufficient information to determine the likelihood or amount of liability, if any, relating to the DOJ allegations.

      In the lawsuit, the DOJ alleges improper coding by the third-party billing company and the Company of charges under the Medicare, Medicaid and CHAMPUS programs in violation of the False Claims Act, 31 U.S.C.ss. 3729 et seq. The lawsuit seeks treble damages, civil penalties of $10,000 for each claim in question, reimbursement of costs, and such other relief as the court deems just and equitable. DOJ alleges that during the period of time covered by the lawsuit, the defendants presented or caused to be presented claims for payment to the United States knowing such claims were false, fictitious, or fraudulent, or acting with reckless disregard or deliberate ignorance of the truth or falsity of such claims.

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

      In addition to its allegations of improper coding, the DOJ, in its first amended complaint, alleges that because the billing company's fee from the Company is based on a percentage of the amount collected each claim submitted for payment under this arrangement constitutes a false claim under the False Claims Act. The Company no longer uses the same type of billing arrangement that was utilized with EPBS, and is implementing alternative billing arrangements which will eliminate in the future percentage fee arrangements in the circumstances challenged by the DOJ, governing the reassignment of Medicare claims. The Company does not believe that the past arrangements render all Medicare,

Medicaid or CHAMPUS claims false claims within the meaning of the False Claims Act. If the Company does not prevail on this issue, it is possible that the DOJ could make similar allegations with respect to reassignments to the third-party billing company or the Company after the period covered by the DOJ Lawsuit.

      There can be no assurance that the outcome of the DOJ Lawsuit will not have a material adverse effect on the Company's financial condition and results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        EmCare  Holdings  Inc.  is a  leading  provider  of  physician  practice management services in hospital emergency departments and other practice settings in the United States (collectively, "EDs"). The Company recruits and evaluates the credentials of physicians and arranges contracts and schedules for their services. The Company also assists the EDs in operational areas such as staff coordination, quality assurance, and departmental accreditation. In addition, the Company provides accounting, billing, record keeping, and other administrative services. The Company and its predecessors have been engaged in emergency physician practice management primarily in larger hospitals with high volume EDs for more than 20 years. At September 30, 1996, the Company had management contracts relating to 88 EDs in 18 states with approximately 2.2 million patient visits per year. In addition to emergency physician practice management, the Company provides: (i) billing services for emergency physician practice management contracts, (ii) temporary (locum tenens) physician placement services across a broad range of medical specialties, and (iii) physician practice management in areas other than emergency medicine.

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

        The Company intends to pursue the growth of its emergency physician practice management business through acquisitions of local and regional groups. Beginning in January 1992 and continuing through September 1996, the Company has added emergency physician practice management contracts covering 34 EDs through acquisitions. In addition, in September 1995 the Company acquired RTI, an emergency medicine billing company that provided billing services to emergency physician groups in eight states. The acquisition of RTI is serving as a platform for the Company to internalize its billing function. Effective January 1, 1996, the Company began to transition to RTI the billings for approximately one million patient visits that it outsources per year. The Company intends to complete this transition during 1996. As of September 30, 1996, the Company had transitioned 34 EDs representing approximately 821,000 patient visits to RTI

        Effective  April 1, 1996, the Company  acquired two emergency  physician practice management companies, MESA and SHEPA. MESA provides emergency department services to eight high volume emergency departments and two occupational medicine clinics in the Chicago and western Illinois markets. SHEPA provides services to one hospital in Houston, Texas.

        Effective September 1, 1996, the Company acquired two emergency physician practice management companies, AEP and SEMS. AEP provides management services for three emergency departments in San Jose, California through a network of 40 physicians. One of the AEP contract agreements provides emergency department services on a capitated basis to about 110,000 lives and represents the Company's initial capitation arrangement. SEMS manages one emergency department in Ft. Oglethorpe, Georgia through a network of seven physicians. Refer to Note 4 to the Notes to the Consolidated Financial Statements for further discussion of these acquisitions.


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

        The following table sets forth, as a percentage of net revenue, certain statement of income data for the periods indicated as well as percentage changes from period to period in the data presented:





                                              Three Months
                                          Ended September 30,         1996
                                         ----------------------    Compared
                                            1996        1995       to 1995
                                         ----------- ----------  ------------

Net revenue                                    100.0%     100.0%        19.1%
Professional expenses                           79.6       79.9         18.6
Gross profit                                    20.4       20.1         20.8
General and administrative expenses              8.6        9.8          4.5
Depreciation and amortization                    2.1        1.8         41.8
Income from operations                           9.7        8.6         34.9
Income before income taxes                       9.2        8.5         29.2





                                               Nine Months
                                             Ended September 30,       1996
                                          ----------------------    Compared
                                             1996        1995       to 1995
                                          ----------- ----------  ------------

Net revenue                                    100.0%     100.0%        24.1%
Professional expenses                           79.6       79.3         24.6
Gross profit                                    20.4       20.7         22.0
General and administrative expenses              9.2       10.5          8.1
Depreciation and amortization                    2.0        1.5         65.2
Income from operations                           9.2        8.7         31.5
Income before income taxes                       8.8        8.9         22.4



Third Quarter Ended September 30, 1996 and 1995

        Net Revenue. Net revenue increased $7.7 million, or 19.1%, to $48.2 million for the three months ended September 30, 1996 from $40.5 million for the three months ended September 30, 1995. Of this increase, $6.0 million was attributable to increased revenue from the Company's ED contracts.

Net revenue from other services increased $1.7 million, contributing 4.2% of the 19.1% total period to period increase. This consists of $1.1 million attributable  to the  Company's  billing  companies,  an  increase  of  $461,000 attributable to the Company's management of primary care physician group practices, and a increase of $107,000 attributable to other non-ED services.

        Same ED contract revenue increased $1.6 million, or 4.7%, to $35.9 million for the three months ended September 30, 1996 from $34.3 million for the three months ended September 30, 1995, contributing 4.0% of the 19.1% total period-to-period increase. "Same ED" revenue consists of revenue derived from EDs under management from the beginning of the prior period through the end of the current period. New ED contracts generated by the Company's marketing activities contributed $1.9 million of the increase in net revenue, or 4.7% of the 19.1% total period-to-period increase. Acquisitions contributed $5.0 million of the increase in net revenue, or 12.3% of the 19.1% total period-to-period increase. Included in the period-to-period increase in net revenue is a negative impact of $2.5 million, or 6.1% of the 19.1% total period-to-period increase caused by the loss of contracts.

        Professional Expenses. Professional expenses primarily consist of fees paid to physicians under contract with the Company, collection fees relating to independent billing contracts billed by vendors, operating expenses incurred by the Company's billing companies, and professional liability insurance premiums for physicians under contract. Professional expenses increased by $6.1 million, or 18.6%, to $38.4 million for the three months ended September 30, 1996 from $32.3 million for the three months ended September 30, 1995. This increase was primarily attributable to the addition of new ED contracts. The increase in professional expenses includes $922,000 attributable to other services of which $621,000 is due to the acquired billing companies.

        General and Administrative Expenses. General and administrative expenses increased by $179,000, or 4.5%, to $4.1 million for the three months ended September 30, 1996 from $4.0 million for the three months ended September 30, 1995. This increase is primarily attributable to the incremental administrative costs related to the new EDs under management. As a percentage of net revenue, general and administrative expenses decreased to 8.6% in the three months ended September 30, 1996 from 9.8% in the same period in 1995. The Company has been able to add additional revenue growth with minimal increases to its corporate overhead.

        Depreciation and Amortization. Depreciation and amortization consist principally of amortization of goodwill, contracts and non-competition agreements entered into in connection with business acquisitions. Depreciation and amortization increased by $303,000, or 41.8%, to $1.0 million for the three months ended September 30, 1996 from $725,000 for the three months ended September 30, 1995, principally due to business acquisitions.

        Interest Income/Expense. Interest expense increased by $122,000, or 51.5%, to $359,000 for the three months ended September 30, 1996 from $237,000 for the three months ended September 30, 1995, primarily due to an increase in debt due to acquisitions. Interest income decreased by $86,000, or 42.4%, to $117,000 for the three months ended September 30, 1996 from $203,000 for the three months ended September 30, 1995, primarily due to lower cash balances available for investment in the third quarter of 1996. Cash balances were higher in the third quarter of 1995 as a result of the Company's initial public offering in December 1994.

        Income Taxes. The Company's effective tax rate increased to 38.5% for the three months ended September 30, 1996 from 37.5% for the three months ended September 30, 1995.

Nine Months Ended September 30, 1996 and 1995

        Net Revenue. Net revenue increased $27.2 million, or 24.1%, to $140.3 million for the nine months ended September 30, 1996 from $113.1 million for the nine months ended September 30, 1995. Of this increase, $20.4 million was attributable to increased revenue from the Company's ED contracts. Net revenue from other services increased $6.8 million, contributing 6.0% of the 24.1% total period to period increase. This consists of $3.8 million attributable to the Company's billing companies, an increase of $2.0 million attributable to the Company's management of primary care physician group practices, and an increase of $1.0 million attributable to other non-ED services.

        Same ED contract revenue increased $1.8 million, or 2.1%, to $86.2 million for the nine months ended September 30, 1996 from $84.4 million for the nine months ended September 30, 1995, contributing 1.6% of the 24.1% total period-to-period increase. New ED contracts generated by the Company's marketing activities contributed $7.8 million of the increase in net revenue, or 6.9% of the 24.1% total period-to-period increase. Acquisitions contributed $15.2 million of the increase in net revenue, or 13.4% of the 24.1% total period-to-period increase. Included in the period-to-period increase in net revenue is a negative impact of $4.4 million, or 3.8% of the 24.1% total period-to-period increase caused by the loss of contracts.

        Professional Expenses. Professional expenses increased by $22.0 million, or 24.6%, to $111.7 million for the nine months ended September 30, 1996 from $89.7 million for the nine months ended September 30, 1995. This increase was primarily attributable to the addition of new ED contracts. The increase in professional expenses includes $5.6 million attributable to other services of which $3.3 million is due to the acquired billing companies.

        General and Administrative Expenses. General and administrative expenses increased by $1.0 million, or 8.1%, to $12.9 million for the nine months ended September 30, 1996 from $11.9 million for the nine months ended September 30, 1995. This increase is primarily attributable to the incremental administrative costs related to the new EDs under management. As a percentage of net revenue, general and administrative expenses decreased to 9.2% in the nine months ended September 30, 1996 from 10.5% in the same period in 1995. The Company has been able to add additional revenue growth with minimal increases to its corporate overhead.

        Depreciation and Amortization. Depreciation and amortization increased by $1.1 million, or 65.2%, to $2.8 million for the nine months ended September 30, 1996 from $1.7 million for the nine months ended September 30, 1995, principally due to business acquisitions.

        Interest Income/Expense. Interest expense increased by $304,000, or 59.3%, to $817,000 for the nine months ended September 30, 1996 from $513,000 for the nine months ended September 30, 1995, primarily due to an increase in debt due to acquisitions. Interest income decreased by $529,000, or 66.5%, to $267,000 for the nine months ended September 30, 1996 from $796,000 for the nine months ended September 30, 1995, primarily due to lower cash balances available for investment in 1996. Cash balances were higher in 1995 as a result of the Company's initial public offering in December 1994.

        Income Taxes. The Company's effective tax rate increased to 38.2% for the nine months ended September 30, 1996 from 37.5% for the nine months ended September 30, 1995.

Liquidity and Capital Resources

        At September 30, 1996, the Company had $10.1 million in working capital, a decrease of $8.8 million from December 31, 1995. At September 30, 1996, the Company's principal sources of liquidity consisted of (i) cash and cash equivalents aggregating $11.1 million, (ii) accounts receivable totaling $36.2 million, and (iii) $31.4 million in borrowing capacity under a revolving line of credit (the "Revolver") with a syndicate of lenders.

        In the nine months ended September 30, 1996, $75,000 in cash was provided by operating activities as revenue growth from new and existing EDs slightly offset the related growth in accounts receivable and prepaid insurance and the decrease in accounts payable and accrued expenses. Cash of $14.8 million was used in investing activities for the nine months ended September 30, 1996 as the payments for acquisitions and the purchase of furniture and equipment exceeded the proceeds from the sale of marketable securities. Cash of $18.0 million was provided by financing activities for the nine months ended September 30, 1996 as proceeds from borrowings and the exercise of stock options exceeded payments on obligations.

        Accounts receivable are a key component of the Company's working capital. Accounts receivable totaled $36.2 million at September 30, 1996, an increase of $6.4 million over December 31, 1995. The timing of payments on the Company's accounts receivable can vary significantly depending on whether the related contract is a hospital-based or independent billing contract. Independent billing receivables have a significantly longer collection cycle than hospital-based billing receivables because of the process of billing and collecting from third-party payor programs and private payors. The number of days revenue in average receivables was 64 days for the nine months ended September 30, 1996, compared to 60 days for the nine months ended September 30, 1995. In connection with independent billing contracts, the Company incurs, and can expect to incur in the future, negative cash flow during the start-up phase (typically six months or more after the contract is initiated).

        Acquisitions occurring during the nine months ended September 30, 1995 have resulted in significant increases in cash, goodwill and the short-term debt since the year ended December 31, 1995. Refer to Note 4 to the Notes to the Consolidated Financial Statements for additional discussion of such acquisitions and the related acquisition costs.

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

Factors That May Affect Future Results of Operations and Financial Condition

        The Company operates in a constantly changing health care environment. While overall prospects are positive, results may vary in response to a number of factors, including factors described below. The foregoing statements and other statements in this Item 2 not based upon historical fact are forward-looking statements that involve risks and uncertainties, and actual results could differ materially from these expectations. Important factors that could cause actual results to differ materially from the forward-looking statements include the pace of new business and acquisition activity, changes in reimbursement rates, developments in the DOJ civil lawsuit (see Note 5 to the Notes to the Consolidated Financial Statements for a detailed discussion), the implementation of the Health Care Financing Administration's new guidelines for documentation of Medicare and Medicaid claims and the transition of the Company's billing activities from outside vendors to RTI.

PART II.                        OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

        The information called for by Item 1 of Part II is incorporated by reference to Note 4 of the Notes to the Consolidated Financial Statements included in Item 1 of Part I of this document.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

A.     Exhibits

        3.1  Amended and Restated  Certificate of  Incorporation  of the Company

        3.2 Certificate of Amendment to Certificate of Incorporation of the Company

        3.3  Bylaws of the Company

        4.1  Specimen Common Stock certificate

        4.2 Registration Rights Agreement, dated as of February 5, 1992, among Leonard M. Riggs,Jr., M.D., William F. Miller, III, WCAS Capital Partners II, L.P., and certain other persons

       11.1  Computation of Net Income Per Share

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

Dated:     November 14, 1996

                                    EMCARE HOLDINGS INC.
                                         (Registrant)

                                By: /s/ Robert F. Anderson, II
                                   ---------------------------
                                    Robert F. Anderson, II
                                    Chief Financial Officer, Senior Vice
                                    President, Treasurer, and Secretary

                                  EXHIBIT INDEX


 3.1             Amended and Restated Certificate of Incorporation of
                 the Company (incorporated by reference to Exhibit
                 3.2 to the Company's Registration Statement No. 33-
                 81830 on Form S-1, declared effective of December
                 7, 1994 (the "Registration Statement")).                  16

 3.2             Certificate of Amendment to Certificate of
                 Incorporation of the Company (incorporated
                 by reference to Exhibit No. 3.5 to the Registration
                 Statement).                                               16

 3.3             Bylaws of the Company (incorporated by reference to
                 Exhibit No. 3.4 to the Registration Statement).           16

 4.1             Specimen Common Stock certificate (incorporated by
                 reference to Exhibit No. 4.1 to the Registration
                 Statement.)                                               16

 4.2             Registration Rights Agreement, dated as of February
                 5, 1992, among Leonard M. Riggs, Jr., M.D., William
                 F. Miller, III, WCAS Capital Partners II, L.P., and
                 certain other persons (incorporated by reference to
                 Exhibit No. 4.2 to the Registration Statement).           16

11.1             Computation of Net Income Per Share                       16

27.1             Financial Data Schedule (for SEC only)                    17