Form 10-K
period 1996-12-31
EMCARE HOLDINGS INC
filed 1997-03-31
CIK 900083

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1996

                         Commission file number 0-24986


                              EMCARE HOLDINGS INC.
             (Exact Name of Registrant as Specified in Its Charter)


                DELAWARE                                          13-3645287
     (State or Other Jurisdiction of                           (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)

      1717 MAIN STREET, SUITE 5200, DALLAS, TEXAS                   75201
        (Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code:              (214) 712-2000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK,
                                                             PAR VALUE $.01
                                                             PER SHARE (THE
                                                             "COMMON STOCK")



        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

        As of March 21, 1997, the aggregate market value of voting stock held by non-affiliates was $191,147,817.

        As of March 21, 1997, there were shares 8,168,797 of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The Proxy Statement for the 1997 Annual Meeting is incorporated into Part III of this Form 10-K by reference.

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                                                                           Page
                                                                           ----
PART I
         ITEM 1.  BUSINESS..............................................     3
         ITEM 2.  PROPERTIES............................................    13
         ITEM 3.  LEGAL PROCEEDINGS.....................................    14
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS......................................    14

PART II
         ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS...........................    15
         ITEM 6.  SELECTED FINANCIAL DATA...............................    16
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS.........................................    17
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
                  DATA..................................................    24
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE..................................    41

PART III
         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT............................................     *
         ITEM 11. EXECUTIVE COMPENSATION................................     *
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT.................................     *
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS..........................................     *

PART IV
         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K...................................    42
SIGNATURES        ......................................................    47


* Incorporated by reference to the Company's Proxy Statement for its 1997 Annual Meeting, which the Company anticipates filing with the Securities and Exchange Commission on or before April 30, 1997.

                                     PART I

ITEM 1.  BUSINESS.

                  EmCare Holdings Inc. ("Holdings," together with its subsidiaries and affiliates the "Company") provides physician practice management in hospital emergency departments ("EDs") and other practice settings. The Company has managed emergency physician practices for more than 20 years primarily in hospitals with higher volume EDs. The Company recruits physicians, evaluates their credentials, and arranges contracts and schedules for their services. The Company also assists in such operational areas as staff coordination, quality assurance, departmental accreditation, billing, recordkeeping, third party payment, and other administrative services.

                  The Company markets its services primarily to hospitals with EDs that have more than 12,000 patient visits per year and multi-site systems (collectively referred to as "hospitals"). At December 31, 1996, the Company had management contracts relating to 139 EDs in 19 states with approximately
2.5 million patient visits per year. In addition to the Company's higher volume emergency physician services management, the Company provides physician services management for lower volume emergency medicine practices and in-patient physician group practices. The Company also provides billing services for emergency physician services management contracts and provides physician placement services, primarily on a locum tenens (temporary) basis, across a broad range of practice specialties.

                  The Company is a Delaware corporation, incorporated in January 1992 for the purpose of effecting a recapitalization in which it became the parent company of its predecessor, EmCare, Inc. The Company completed its initial public offering of securities in December 1994. The Company's services are provided through its corporate and other subsidiaries and under agreements with certain professional associations and corporations. References to the "Company" are to the Company or to the Company along with its predecessors, subsidiaries, and such professional associations and corporations, as the context indicates.

                  The principal executive office of the Company is located at 1717 Main Street, Suite 5200, Dallas, Texas 75201. The Company's telephone number at this office is (214) 712-2000.

                  This Form 10-K contains both disclosures concerning historical matters and forward looking statements. For purposes of the Private Securities Litigation Reform Act of 1995, the reader should consider any statements not solely addressing historical matters to be forward looking statements subject to the protection of the act. Such forward looking statements involve risks and uncertainties that could cause the Company's actual results to differ significantly from such statements. These risks and uncertainties include the constantly changing health care environment, the pace of new business and acquisition activity, the payment rates and coverage for health care services, and the transition of the Company's billing activities from outside vendors to a subsidiary of the Company.

MARKET OVERVIEW

                  Hospitals have been greatly affected by changes in the United States health care industry during the last several years, including the increasing use of capitation and other fixed payment systems that shift financial risk from payors to providers. The evolving managed care environment requires hospitals to be more cost effective in all aspects of their operations, including the recruiting, scheduling, retaining, and managing of physicians, and billing and collecting for their services. As a result, many hospitals have turned to outside management organizations like the Company for physician practice management services.

                  There are approximately 5,200 hospitals in the United States that operate EDs. Approximately 80% of these hospitals use outsourced physicians to staff their EDs. The groups to which ED services are outsourced are either national groups, regional groups, or small local groups. The national groups serve approximately 20% of the market. Approximately 40% of EDs use local physician groups that manage only one or two EDs. The Company believes that these groups are encountering increasing difficulty in controlling costs and satisfying recordkeeping and other administrative requirements as demanded in today's evolving health care industry. As a result, the Company believes that there are significant consolidation opportunities within the emergency physician practice management industry.

                  EDs are typically the hospital's most visible operation to the public and generate approximately 40% of inpatient admissions. The Company believes that EDs will continue to be essential to serve the health care needs of the public in cases of unpredictable, acute, and serious trauma and illness.

                  Emergency physicians act as primary care physicians both to patients requiring emergency services and to patients who are less seriously ill or injured and who do not otherwise have access to a physician. Using the ED to treat less seriously ill or injured patients is perceived to be inefficient. Health care organizations such as the Company, however, are developing express care units within or contiguous to the ED so that physicians can treat these patients in a more cost effective setting while maximizing the ED's resources. The Company believes that with proper procedures, staffing, and configuration, EDs can provide cost effective primary care while maintaining their essential emergency care function.

                  In addition to hospitals, the market for physician practice management includes integrated health care delivery and financing systems. These systems, which include health maintenance organizations ("HMOs") and other third party payors, large employers, and hospitals in various combinations, must address the same issues of recruiting, scheduling, and managing physicians that hospitals face in managing their EDs. The Company believes that these systems will increasingly turn to outside organizations, either on an outsource or joint venture basis, to arrange and manage the professional component of their services.

                  Changes in the United States health care industry are also eroding the traditional relationship between physicians and their patients. Increasing practice complexity and costs, declining per patient revenues resulting from new types of payments, and declining patient volume resulting from steerage of patients to HMOs and other groups have led many physicians to affiliate themselves with organizations that can provide the capital resources, information, and practice management expertise that physicians need in today's environment.

STRATEGY

                  The Company's objective is to continue to grow as a high quality, cost effective provider of emergency physician practice management services in an increasingly competitive managed care environment. The Company's strategies to achieve this objective are as follows.

                  GROWTH THROUGH ACQUISITIONS. The Company intends to continue to pursue the growth of its physician practice management business by acquiring local and regional groups. These groups are faced with increasing pressure to provide systems and services requiring the resources and management expertise of a larger organization specializing in ED practice management. Since January 1995 the Company has added 74 EDs and seven other practice settings through acquisitions.

                  GROWTH THROUGH MARKETING. Through marketing efforts, the Company intends to obtain new ED contracts both by replacing existing management companies and by contracting with hospitals that have not previously outsourced ED practice management. The Company markets its services primarily to hospitals with higher volume EDs and multi-site systems. Since January 1995 the Company has added 12 EDs through its marketing efforts.

                  EXPAND SERVICES OF EDS. The Company intends to expand the use of the facilities and systems of its higher volume EDs to provide cost effective care to patients who require less urgent services and who do not otherwise have access to a physician. The Company will therefore continue to assist its hospital clients in establishing "express care units" within or in conjunction with their EDs to permit more cost effective treatment of lower acuity ED patients. In addition, the Company has continuing discussions with HMOs and other managed care organizations concerning the use of EDs to provide medical services to their participants. These efforts are designed to expand ED capabilities and increase patient volume.

                  ASSIST PHYSICIANS IN A MANAGED CARE ENVIRONMENT. The Company intends to provide to physicians certain resources necessary to compete in today's managed care environment, including access to patients, capital resources, information systems, and expertise in third party payment programs and practice management. These advantages enhance the Company's ability to retain high quality physicians.

                  ASSIST CLIENTS TO CONTROL COSTS. The Company intends to use its experience in physician practice management to help its hospital clients control costs while providing consistent high quality care. In addition to the economic advantages from expanding the uses of ED facilities, these efforts include assisting clients in developing standardized procedures and protocols that reduce unnecessary diagnostic testing and aligning the economic interests of the physicians with the productivity of the ED.

RECENT ACQUISITIONS

                  In 1996, the Company acquired six physician practice management companies providing ED services to hospitals in Arkansas, California, Illinois, Louisiana, Oklahoma, and Texas. The related physician practices had 627,000 patient visits in 1996. The acquisitions established new markets for the Company in California, Illinois, and Oklahoma. The Company acquired these companies for an aggregate of $39.9 million, which consisted of $29.3 million in cash, $9.1 million of obligations payable over two to seven years, and 56,355 shares of Common Stock valued at an average of $26.62 per share, or an aggregate of $1.5 million. One-third of the shares will be issued and delivered to the respective sellers on each of the next three anniversaries of the closing date of their transaction. The payment schedule of the obligations depends upon certain criteria applicable to the contracts that the respective companies held as of the closings. The sellers of the acquired companies agreed not to compete against the Company for the three years immediately after each respective acquisition. The Company allocated $2.0 million of the acquisition consideration to these non-competition agreements.

                  In 1995, the Company acquired three physician practice management companies. Two of these companies provide ED services to hospitals in Arkansas, Maryland, Pennsylvania, and Virginia. The related physician practices had 237,000 patient visits in 1996. The third company provides in-patient physician services to hospitals in Maryland. The acquisitions established new markets for the Company in Arkansas and the mid-Atlantic region of the United States. In 1995 the Company also acquired an emergency medicine billing company in Pennsylvania that provides billing services to emergency physician groups who supply professional services to EDs in eight states. The Company acquired these companies for an aggregate of $26.9 million, which consisted of $16.7 million in cash, $2.9 million of obligations payable over two to seven years, and 433,333 shares of Common Stock valued at $16.88 per share, or an aggregate of $7.3 million. The sellers of the acquired companies agreed not to compete against the Company for the three years immediately after each respective acquisition. The Company allocated $1.3 million of the acquisition consideration to these non-competition agreements.

EMERGENCY PHYSICIAN PRACTICE MANAGEMENT

                  The Company's principal activity is providing physician practice management to EDs. The Company generally is responsible for recruiting, evaluating credentials, and scheduling qualified emergency physicians to staff the EDs. The ED coverage provided by the Company generally includes scheduling a group of physicians to be on duty on a 24-hour, 365-day basis. The Company also provides administrative support for the hospital and the physicians. As of December 31, 1996, the Company had contracts to provide physician practice management in 139 EDs.

                  During the year ended December 31, 1996, approximately 90% of the Company's net revenue was attributable to the emergency physician practice management business. The Company usually experiences a slight increase in net revenue above its otherwise normal levels in the months of January and December. This increase is due to the cold and flu season, which increases the patient volumes in the EDs.

                  RECRUITING AND CREDENTIALING. Recruiting and evaluating the credentials of physicians are essential services provided by the Company to its hospital clients. The Company recruits physicians by: (i) contacting physicians who reside in or near the location involved or who have expressed an interest in relocating there, and (ii) mailing opportunity bulletins to a larger group of physicians residing in adjacent areas. The Company prescreens responses to determine which candidates satisfy the qualifications established by the hospital. The Company also verifies the licensing, training, and professional references of the final candidates. After this qualification process, the Company arranges interviews for the physicians with hospital personnel and coordinates their visits to the community to ensure professional and personal compatibility. The Company then supervises all arrangements relating to the commencement of the selected physicians' services, including their relocation if necessary.

                  MEDICAL DIRECTORS. The Company generally has a physician under contract at each ED to be the on-site medical director. This physician coordinates the delivery of the Company's services and integrates them with the hospital's operations. The medical director also works with the hospital's medical staff and administration in such areas as quality assurance, risk management, and departmental accreditation.

                  Through the medical director, the Company assists the hospital's development of clinical protocols to provide consistent diagnostic and treatment methodologies for ED patients. An example of a protocol is the laboratory tests routinely given for patients with specific symptoms. As the Company must develop these protocols with each hospital's medical staff, the protocols vary from hospital to hospital. The Company believes that its experience, including its many years of case histories, enables it to provide assistance in a broad array of clinical settings.

                  QUALITY ASSURANCE SYSTEM. The Company provides a computerized quality assurance and improvement system that a number of its hospital clients use to assist physicians in maintaining the consistency and improving the quality of services to patients. This system, which allows the ED staff to review and evaluate the type and quality of care provided, promotes consistency, objectivity, and confidentiality, while reducing clerical time spent generating forms or reports. This quality assurance software is revised and upgraded on a regular basis. This system also facilitates compliance with the requirements of accreditation agencies and the management of professional liability exposure.

                  SUPPORT SERVICES. The Company provides a broad range of support services and resources to hospitals and physicians. These services include accounting, billing, recordkeeping, and other administrative services. In addition, the Company assists its hospital clients in dealing with more general concerns, including fiscal constraints, marketing the EDs, and using the EDs as a source of primary medical care. The Company also assists its hospital clients in negotiations with HMOs and other managed care organizations when capitation or other risk shifting payment models are involved.

                  EXPRESS CARE UNITS. In conjunction with its emergency physician practice management activities, the Company seeks to generate additional sources of revenue for its hospital clients by utilizing each ED's existing facilities and systems. The Company has worked with several of its hospital clients to develop "express care units" in which less serious cases can be treated on a separate schedule rather than competing for priority with emergency cases, allowing efficient treatment of additional patients.

INFORMATION SYSTEMS

                  The Company recently entered into a contractual agreement with a software firm for the purchase, training, and maintenance of a customized Emergency Department Information System ("EDIS"). This system will enhance the Company's existing internal proprietary Clinical Information System Repository. As a result, the Company will be able to improve its analysis of physician practice patterns, develop physician profiles, identify costs and resource utilization by diagnosis and physician, and use such information to assist physicians in identifying the most cost efficient patterns of quality practice. In addition, this system will provide the Company with specific clinical payment and other data to use in managed care negotiations. The Company spent $241,000 in 1996 and expects to spend $1.1 million in 1997 in the rollout of this initiative to 60 identified client sites.

                  The Company maintains several computer databases. For physician recruiting, the Company has an extensive proprietary database of emergency and other physicians. The Company maintains and updates this database through licensed databases, personal contacts, professional journal advertising, mail solicitation, and telemarketing. The Company's other online databases contain hospital, risk management, payment program, financial, and marketing information that it acquires on a daily basis. The Company believes that the availability of timely information is essential to its business, particularly in the rapidly changing medical market of the United States. The Company intends to continue to invest in technology to develop and enhance its information systems.

OTHER SERVICES

                  In addition to its emergency physician practice management for both higher and lower volume EDs, the Company provides billing services, locum tenens (temporary) and permanent physician staffing services across a broad range of medical specialties, and physician practice management in areas other than emergency medicine. During the year ended December 31, 1996, approximately 10% of the Company's net revenue was attributable to these ancillary businesses.

                  BILLING SUBSIDIARY. In September 1995, the Company acquired Reimbursement Technologies, Inc. ("RTI"), a billing company. As of January 1, 1996, the Company began to perform internally the billing on some of its independent billing contracts. Previously the Company engaged third party billing companies to perform this function. As of December 31, 1996, the Company had transferred to RTI the billing responsibilities on 37 of the Company's 59 independent billing contracts previously performed by third party billing companies. The Company plans to continue transferring to RTI all remaining third party independent billing contracts as well as newly acquired independent billing contracts. RTI also performs billing services for 18 outside clients.

                  PHYSICIAN PLACEMENT SERVICES. The Company provides locum tenens (temporary) and permanent physician staffing services across a broad range of specialties, including anesthesia, emergency medicine, family practice, internal medicine, obstetrics/gynecology, pathology, radiology, and surgery. Hospitals, clinics, individual physicians, managed care plans, and other health care organizations require temporary staffing to meet short-term staffing needs resulting from vacations, continuing medical education, seasonal shifts in patient volume, and other factors. Temporary physician staffing also complements the Company's physician practice management. These staffing services permit the Company to satisfy the staffing needs at the EDs, particularly during the start-up stage of managing an ED. The Company also provides permanent placement for a fixed fee. Physician placement is largely conducted by the Company in Texas, its contiguous states, and Florida.

                  NONEMERGENCY PHYSICIAN PRACTICE MANAGEMENT. The Company uses the skills that it has developed in its ED activities to support other hospital based clinical specialties, such as inpatient intensive care. Similar to emergency medicine, such specialties involve overall responsibility for hospital patients, and require high quality care and coordination with the hospital's medical staff and attending physicians.

MARKETING

                  The Company's marketing efforts are centrally directed and involve the active participation of the Company's executive officers as well as a marketing staff of three persons at its Dallas headquarters. In marketing its emergency physician practice management services, the Company advertises its services in hospital and health care trade journals, attends various hospital and physician trade conferences, and organizes meetings for hospital administrators and medical staff to increase awareness of its services. These activities also serve as a means of gathering information about potential clients and obtaining feedback about hospital needs. Marketing leads concerning new hospital clients generally result from referrals by hospital administrators, information provided by physicians, and requests for proposals received directly from hospitals.

                  The Company's proposal to a prospective hospital client is based on its analysis of information received from the hospital, including numbers and acuity levels of patients visiting the ED, payor mix, payment program rates and likely changes to such rates, desired staffing levels, and on-site evaluation visits to the ED. A proposal generally includes an overview of the hospital's current staffing program, an evaluation of the strengths and weaknesses of the ED, and an analysis of current versus projected revenue and costs following commencement of the Company's management services.

CONTRACTUAL ARRANGEMENTS

                  The Company structures its contractual arrangements for physician practice management in one of two ways. In certain states the Company provides its services in conjunction with professional associations and corporations owned by Leonard M. Riggs, Jr., M.D., the Company's Chairman of the Board and Chief Executive Officer, or another officer of the Company who is a physician (the "PAs"). The Company uses this structure (the "PA Structure") to avoid uncertainty as to the scope of laws regulating the corporate practice of medicine, for regulatory convenience, or because the Company acquired contracts structured in that manner. Under the PA Structure, a PA enters into a management agreement with the hospital client and contracts with physicians, generally on an independent contractor basis, to provide the necessary medical practice coverage. The Company provides the non-medical portion of the service under the PA Structure pursuant to a long-term management agreement with the PA (a "PA Management Agreement"). In other jurisdictions, a wholly owned subsidiary of the Company contracts directly with both the hospital and the physicians (the "EmCare Structure"). Under either structure, all decisions regarding patient care are made exclusively by the physicians.

                  HOSPITAL AND BILLING ARRANGEMENTS. Under either the PA Structure or the EmCare Structure, the management agreement with the hospital client grants the Company the exclusive right and responsibility to contract with physicians to provide services at the hospitals. These management agreements typically have terms of one to three years and renew automatically for additional one year terms if neither party terminates the agreement at least 90 days before the end of the then current term. Some of these agreements require the Company to indemnify the hospital for certain losses that the hospital may suffer, including losses resulting from a contracted physician's malpractice.

                  Services performed by physicians employed by or under contract with the Company are generally charged on a fee for service basis. The Company's revenue is based upon such fees. These fees are either: (i) billed and collected by the related hospital, which remits monthly to the Company a negotiated amount (a "hospital-based billing contract"), or (ii) billed and collected separately by the Company (an "independent billing contract"). Under independent billing contracts, the Company assumes the financial risks related to collection, including potential uncollectability and delays attendant to third party payment programs. The trend is for hospitals to move toward independent billing contracts. At December 31, 1996, approximately 47% of the Company's hospital contracts provided for independent billing, compared with approximately 31% at December 31, 1990. In addition, certain hospital contracts require the hospital to pay specified amounts to supplement the Company's revenue based upon physician fees.

                  PHYSICIAN RELATIONSHIPS. The Company contracts with or employs emergency physicians to provide the medical services necessary to fulfill the obligations to its hospital clients. The agreements with the emergency physicians generally have one year terms and are renewable from year to year. The emergency physicians under contract with the Company are compensated based upon departmental performance and their individual contribution to such performance, subject to a guaranteed minimum fixed income. Each physician assigns to the Company all rights to fees and payments for medical services that he or she renders. Physicians are required to hold a currently valid license to practice in the appropriate state and to apply for and be granted medical staff privileges at the hospital client. Such staff privileges automatically terminate upon termination of the physician's contract with the Company.

                  Hospital clients with higher volume EDs generally demand board certified emergency physicians. While there is currently a shortage of board certified emergency physicians, to date the Company has not been adversely affected by such shortage. Such shortage could adversely affect the Company in the future.

                  Physicians that the Company places on a locum tenens basis generally enter into contracts with the Company that are terminable upon 30 days notice. The contracts with these physicians typically provide that they will provide temporary services for a minimum number of weeks during a one year period. These physicians are compensated on a per day or hour basis and reimbursed for their travel expenses. Under the agreement with the clients, the Company also receives payment on a per day or hour basis.

                  The Company considers most of the physicians under contract with it to be independent contractors, as opposed to employees. Accordingly, the Company does not: (i) withhold federal or state income or other employment related taxes from the compensation paid to these independent contractor physicians, (ii) make federal or state unemployment tax or Federal Insurance Contributions Act payments on their behalf, except as described below, or (iii) provide workers' compensation insurance to them. The Company considers these items to be the responsibility of the physicians. No federal or state governmental agency has officially challenged or accepted the Company's classification of these physicians as independent contractors except the State of New York's Department of Labor. As a result of a challenge by the State of New York's Department of Labor, the Company pays unemployment taxes with respect to New York based physicians under contract with it. The classification of physicians as independent contractors depends upon the facts and circumstances of the relationship. If the Company's classification of the physicians as independent contractors is incorrect, the Company may be subject to retroactive taxes and penalties, which could be material.

                  Under current federal tax law, a "safe harbor" from reclassification exists if the Company's current treatment is consistent with a long-standing practice of a significant segment of the Company's industry and the Company satisfies certain other requirements. No assurance exists that the Company would prevail in demonstrating the applicability of the safe harbor to its operations if the physicians would otherwise be classified as employees. In addition, included in recent national health care reform proposals are provisions that could provide greater leeway to the federal government to classify independent contractors as employees, including through elimination of the safe harbor.

                  PA MANAGEMENT AGREEMENTS. Under the PA Management Agreements, the PAs delegate to the Company the administrative, management, and support functions (but not any functions constituting the practice of medicine) that the PAs have agreed to provide to the hospital client. In consideration for these services, the PAs pay the Company a monthly fee, which may be adjusted from time to time to reflect industry practice, business conditions, and actual expenses for administrative costs and uncollectible accounts. These fees approximate the excess of the PAs' revenue over their expenses.

                  Each PA Management Agreement has a rolling ten year term. Accordingly, on each anniversary of the PA Management Agreement the term automatically extends for an additional year unless either party gives notice to the contrary at least 60 days before such anniversary. The Company also may terminate each PA Management Agreement as of any such anniversary. Notwithstanding such termination provisions, the Company and the PAs have acknowledged that they intend that their arrangements are permanent, subject to the Company's right to terminate them.

GOVERNMENT REGULATION

                  The Company's operations and relationships are subject to a variety of governmental and regulatory requirements, including: (i) the prohibition of the corporate practice of medicine, and (ii) the requirements of the Medicare and Medicaid programs. The Company believes that its arrangements with hospitals, physicians, and the PAs comply in all material respects with these requirements. No assurance exists, however, that regulatory authorities will not challenge the Company's compliance with them. Such a challenge could have a material adverse effect upon the Company.

                  PROHIBITION OF THE CORPORATE PRACTICE OF MEDICINE. Business corporations such as the Company are generally prohibited under state law from practicing medicine, exercising control over the medical decisions of physicians, or engaging in certain practices with physicians, such as fee-splitting. The Company believes that it has complied with these laws because it only performs non-medical administrative services, does not represent that it offers medical services, and does not exercise influence or control over the practice of medicine by the physicians under contract with it. The Company nevertheless uses the PA Structure in California, Illinois, Maryland, Mississippi, New Mexico, New York, Pennsylvania, and Texas because of expansive judicial or governmental interpretation of the corporate practice of medicine doctrine in those states or other reasons.

                  MEDICARE AND MEDICAID. Payments from Medicare, Medicaid, and other government sponsored health care programs cover a substantial portion of the patients treated by the physicians under contract with the Company. Any change in the policies or practices that limit payments under these programs could adversely affect the Company.

                  Funds received under the Medicare and Medicaid programs are subject to audit. Accordingly, retroactive revenue adjustments from these programs could occur. In addition, a payment program based upon "Resource Based Relative Value Scale" ("RBRVS") adjusts medical payments among medical specialties. The RBRVS system became effective on January 1, 1992, with full implementation in December 31, 1996. The RBRVS system creates a uniform payment structure for hospital costs and physician charges independent from the hospitals and physicians. Under the RBRVS system, the aggregate fee payments from Medicare for certain ED procedures could decrease, which would adversely affect the Company. If such a decrease occurred, third party payors could follow this practice and reduce their payment practices.

                  Finally, federal anti-kickback and self-referral rules prohibit: (i) the offer, payment, solicitation, or receipt of any form of remuneration in return for the referral of Medicare or Medicaid beneficiaries or patient care opportunities, and (ii) the purchase, lease, or order of items or services that are covered by the Medicare or Medicaid programs in return for such referrals. In addition, a physician may not refer Medicare or Medicaid beneficiaries to an entity for laboratory and certain other health services if the physician has a financial relationship with such entity. A violation of these rules can result in substantial penalties and exclusion from the Medicare and Medicaid programs. The Company believes that its operations do not violate these rules.

COMPETITION

                  The health care industry is highly competitive. Emergency physician practice management is subject to especially vigorous competition. The Company provides emergency physician practice management in Alabama, Arizona, Arkansas, California, Florida, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Mississippi, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Texas, Virginia, and West Virginia. The Company also provides physician placement services in Texas, the states contiguous to Texas, and Florida. Competition in these and other geographic markets for such services is generally based upon cost, the ability to make available physicians capable of providing high quality care, and the reputation of the emergency physician practice management company among hospitals and physicians. In emergency physician practice management, competition also is based upon the ability to increase the use of the ED, integrate the ED with the other hospital departments, and provide value added services.

                  The Company's national competitors in emergency physician practice management include Spectrum Emergency Care, Inc., Coastal Physician Group, Inc., InPhyNet Medical Management Inc., National Emergency Services, Sterling Healthcare Group, a subsidiary of FPA Medical Management. Certain of these competitors have substantially greater financial or other resources than the Company. In addition, many local and regional companies exist that provide emergency physician practice management. Finally, the Company competes against the traditional hospital structure of internally managing the ED.

                  The Company believes that the evolution of the health care industry will blur the traditional distinctions among industry segments. The Company expects that other companies in other health care industry segments, such as managers of other hospital based specialties or physician group practices, may become competitors in the area of emergency physician practice management.

INSURANCE COVERAGE

                  The Company's business entails an inherent risk that the Company could be held liable for the medical malpractice of a physician under contract with it. The Company maintains professional liability insurance in amounts that it considers appropriate based upon its claims experience and the nature of its business. No assurance exists, however, that a claim will not exceed the limits of the Company's insurance coverage.

                  The Company also requires the physicians under contract with it to obtain professional liability insurance coverage and makes such insurance available to them. This insurance coverage would cover the Company if the Company were held liable as a co-defendant in a lawsuit against a physician or hospital, subject to the policy's coverage limits. Although the majority of the physicians under contact with the Company have obtained professional liability insurance in this manner, under certain emergency physician practice management contracts the physicians have obtained professional liability insurance through the hospital.

SERVICE MARK

                  The Company has registered the service mark "EmCare" with the United States Patent and Trademark Office. The expiration date for this service mark is January 29, 2005.

EMPLOYEES

                  As of December 31, 1996, the Company had approximately 583 full-time employees. In addition, as of that date approximately 1,061 full-time and part-time emergency physicians were under contract with the Company, primarily on an independent contractor basis.


ITEM 2.           PROPERTIES.

                  The Company leases its corporate headquarters office in Dallas, Texas, pursuant to a lease expiring in 1999. The Company also leases office space in connection with its operations in California, Florida, Illinois, Maryland, Pennsylvania, and Texas. The Company leases such office space for terms of one to seven years, with options to renew for additional periods.

                  In April 1996, the Company entered into a lease for new office space in Pennsylvania because RTI required more space. This new lease expires in 2003. The Company subleases the prior RTI office space to a subtenant under a lease expiring in 1998.

                  The Company considers the leasing arrangements for its corporate headquarters and its regional operations to be adequate for its current business needs.


ITEM 3.           LEGAL PROCEEDINGS.

                  The Company is involved in the following legal proceedings.

DOJ LAWSUIT

                  The Company has reached an agreement in principle with the Civil Division of the U.S. Department of Justice ("DOJ") to settle the claims alleged against it in the civil lawsuit styled United States ex rel. Theresa Semtner v. Emergency Physician Billing Services, Inc., et al. (Cause No. 94-617(C)), in the United States District Court for the Western District of Oklahoma (the "DOJ Lawsuit"). Emergency Physician Billing Services, Inc. ("EPBS") is an outside vendor that provided billing services on a contract basis for the Company and others. The suit alleges improper coding of charges for ED services reimbursed under the Medicare, Medicaid, CHAMPUS, and Federal Employees Health Benefits programs.

                  Under the agreement in principle, the Company has agreed to pay $7,750,000 to the United States and the various states for settlement of the lawsuit. In return the DOJ Lawsuit will be dismissed with prejudice as to the Company. An additional $250,000 in relator's attorneys' fees and $450,000 in other expenses is also expected to be incurred. The Company does not admit any of the allegations of the DOJ Lawsuit or any related liability, and the Company anticipates that the settlement will insure the Company's rights to participate fully in the future in Medicare, Medicaid, CHAMPUS, and Federal Employees Health Benefits programs. The agreement is subject to execution of a definitive settlement agreement after final approval by the DOJ and the states.

OTHER LITIGATION

                  The Company also is a defendant in various other legal proceedings arising in the ordinary course of business. Although the Company cannot predict the results of such other litigation with certainty, the Company believes that the outcome of such other litigation will not have a material adverse effect on the Company.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.

                                    PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.

                  The Company completed its initial public offering in December 1994. At that time, the Common Stock began trading on the NASDAQ National Market System under the symbol EMCR. The following table sets forth the high and low sale prices for the Common Stock during the periods indicated.

                                 Period                                 High                 Low

                  1995
                  First Quarter......................               $   20 5/8          $    13 1/8
                  Second Quarter.....................                   20 1/2               18 1/8
                  Third Quarter......................                   23 3/4               17 7/8
                  Fourth Quarter.....................                   26 7/8               19 3/8

                  1996

                  First Quarter......................               $   30 1/2          $    21 1/4
                  Second Quarter.....................                   37                   25 1/2
                  Third Quarter......................                   29 3/4               20 1/2
                  Fourth Quarter.....................                   30 3/4               17 1/4

                  As of March 21, 1997, the closing price of the Common Stock was $275/8. As of that date, the Common Stock was held by approximately 94 holders of record. In addition, the Company believes that on such date there were approximately 4,200 beneficial holders of the Common Stock.

                  The Company has not paid any dividends since the initial public offering and intends to retain future earnings for reinvestment in its business. Accordingly, the Company does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's revolving line of credit prohibits the Company from paying dividends and under certain circumstances restricts the Company's subsidiaries from paying dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

                          FIVE YEAR FINANCIAL SUMMARY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                            YEARS ENDED DECEMBER 31,
                                          ------------------------------------------------------------
                                            1996         1995        1994         1993         1992
                                          ---------    ---------   ---------    ---------    ---------
STATEMENT OF OPERATIONS DATA:

Net revenue.............................  $ 196,257    $ 156,826   $ 118,250    $  95,793    $  71,166
Professional expenses...................    156,412      123,935      94,184       75,788       57,506
                                          ---------    ---------   ---------    ---------    ---------
Gross profit............................     39,845       32,891      24,066       20,005       13,660
General and administrative expenses.....     18,099       16,760      13,583       12,218        9,297
Department of Justice settlement(1).....      8,450         --          --           --           --
Depreciation and amortization(2)........      4,153        2,503       1,433        5,846        3,566
                                          ---------    ---------   ---------    ---------    ---------
Income from operations..................      9,143       13,628       9,050        1,941          797
Interest income (expense), net..........       (880)         281      (1,913)      (2,012)      (1,551)
                                          ---------    ---------   ---------    ---------    ---------
Income (loss) before income taxes.......
 and extraordinary charge...............      8,263       13,909       7,137          (71)        (754)
Income tax expense (benefit)............      2,838        5,216       2,568           28          (53)
                                          ---------    ---------   ---------    ---------    ---------
Income (loss) before extraordinary
 charge.................................      5,425        8,693       4,569          (99)        (701)
Extraordinary charge, net of taxes......       --           --           837         --           --
                                          ---------    ---------   ---------    ---------    ---------
Net income (loss).......................  $   5,425    $   8,693   $   3,732    $     (99)        (701)
                                          =========    =========   =========    =========    =========
Income (loss) per share before
 extraordinary charge (3)...............  $    0.64    $    1.05   $    0.89    $   (0.05)
                                          =========    =========   =========    =========

Net income (loss) per share (3).........  $    0.64    $    1.05   $    0.73    $   (0.05)
                                          =========    =========   =========    =========

Weighted average common and
 common equivalent shares outstanding...      8,531        8,251       5,138        1,856

                                          ------------------------------------------------------------------------------
                                                                              DECEMBER 31,
                                              1996            1995              1994             1993            1992
                                          -------------    ------------     ------------     -------------     ---------
BALANCE SHEET DATA:
Working capital........................     $    19,918     $   18,948       $   28,041        $  14,915          12,726
Intangible assets, net.................          72,906         36,543           11,296            6,285          10,189
Total assets...........................         138,063         80,743           55,214           41,233          38,548
Short-term debt........................           5,589          2,956            2,033            3,402           3,546
Long-term debt.........................          34,879          2,500            2,390           15,097          16,840
Mandatory redeemable convertible
 preferred stock.......................              --             --               --           14,500          14,500
Total stockholders' equity (deficit)...          61,728         52,730           34,499           (9,020)         (9,622)



                                         ------------------------------------------------------------------------------
                                                                       YEARS ENDED DECEMBER 31,
                                              1996            1995              1994            1993            1992
                                         -------------    ------------     ------------     -------------     ---------
OTHER FINANCIAL DATA:
EBITDA
Net income (loss)......................     $     5,425     $   8,693        $   3,732         $    (99)           (701)
Extraordinary charge, net of taxes.....              --            --              837               --              --
Income tax expense (benefit)...........           2,838         5,216            2,568               28             (53)
Interest (income) expense, net.........             880          (281)           1,913            2,012           1,551
Depreciation and amortization..........           4,153         2,503            1,433            5,846           3,566
                                            -----------     ---------        ---------         --------        --------
EBITDA(4)..............................     $    13,296     $  16,131        $  10,483         $  7,787           4,363
                                            ===========     =========        =========         ========        ========

CASH FLOW DATA
Cash provided by (used in) operating
 activities............................     $     1,721     $   8,071        $   9,015         $  5,291        $ (2,229)
Cash provided by (used in) investing
 activities............................         (14,878)      (12,560)         (14,332)             727         (12,014)
Cash provided by (used in)
 financing activities..................          12,705        (1,288)           8,449             (590)         13,992


(1) Please see Note 14 to the Consolidated Financial Statements in Item 8 for a discussion of the settlement of the DOJ Lawsuit.

(2) For the year ended December 31, 1993, depreciation and amortization includes the write-off of the remaining assets related to officers' non-competition agreements of $2.0 million and scheduled amortization of such assets of $2.1 million.

(3) Per share amounts for 1992 are not comparable to subsequent period amounts due to the recapitalization of the Company in February 1992 and are therefore excluded from this table.

(4) EBITDA is earnings before interest, taxes, depreciation, amortization, and extraordinary charges. EBITDA does not represent cash flows from operations as measured under generally accepted accounting principles. The reader should not consider EBITDA as an indicator of the Company's cash flows, liquidity, or operating performance. The Company has calculated its EBITDA in the above table because certain securities analysts and investors may use EBITDA when evaluating the Company and comparing it to other physician practice management companies. Please be aware, however, that all companies may not calculate EBITDA in the same manner. Accordingly, the Company's EBITDA shown above may not be comparable to the EBITDA calculated by other companies.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

                  The Company is a leading provider of physician practice management services in hospital EDs and other practice settings. The Company recruits and evaluates the credentials of physicians and arranges contracts and schedules for their services. The Company has managed emergency physician practices for more than 20 years primarily in larger hospitals with higher volume EDs. At December 31, 1996, the Company had management contracts relating to 139 EDs in 19 states with approximately 2.5 million patient visits per year. In addition to the Company's higher volume emergency physician practice management services, the Company provides physician management services for in-patient care, lower volume emergency medicine practices, and a primary care physician group practice. The Company also provides billing services for emergency physician practice management contracts and physician placement services, primarily on a locum tenens basis, across a broad range of practice specialties.

                  The table below sets forth for the periods indicated the percentage of net revenue contributed by emergency physician practice management and other services.


                                                                                 YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------
                                                                              1996         1995         1994
                                                                           -----------  -----------  ----------
    Emergency Physician Practice Management                                    90.3%        92.4%        92.8%
    Other Services                                                              9.7          7.6          7.2
                                                                           --------     --------     --------
                                                                              100.0%       100.0%       100.0%
                                                                           ========     ========     ========

                  Management believes its emergency physician practice management business should continue to realize steady internal growth. Although the emergency physician practice management business is consolidating, the market is still highly fragmented. Acquisitions have been a significant part of the Company's growth in the past and the Company intends to continue to expand its business through acquiring local and regional groups with high volume contracts and favorable demographics.

                  Beginning in January 1994 and continuing through December 1996, the Company completed ten acquisitions involving companies providing emergency physician practice management, thereby acquiring contracts to provide services at 76 EDs in six new markets. The EDs associated with these contracts accounted for net revenue of $86.9 million for the year ended December 31, 1996 (on a pro forma basis assuming the acquisitions in 1996 had been completed on January 1, 1996). The aggregate consideration in connection with these acquisitions was $62.1 million, which consisted of $39.2 million in cash, $14.1 million of obligations, and 489,688 shares of

Common Stock valued at $8.8 million. The Company allocated $3.6 million of the consideration to non-competition agreements.

                  On September 7, 1995, the Company acquired RTI, an emergency medicine billing company that provides billing services to emergency physician groups in eight states who supply professional services to 18 EDs. The billing company generated revenue of $5.5 million and billed 1.2 million patient visits for the year ended December 31, 1996. The total consideration paid for this acquisition was $9.5 million. During 1996, the Company transferred 37 of its independent billing contracts previously performed by third party billing companies to RTI. The Company plans to continue transferring to RTI all remaining third-party independent billing contracts as well as newly acquired independent billing contracts.

                  The following discussion provides an analysis of the Company's results of operations and liquidity and capital resources and should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes.

RESULTS OF OPERATIONS

                  The following table sets forth, as a percentage of net revenue, certain statement of income data for the periods indicated as well as percentage changes from period to period in the data presented:


                                                       YEAR ENDED DECEMBER 31,              1996           1995
                                                  -----------------------------------     COMPARED       COMPARED
                                                    1996        1995         1994         TO 1995         TO 1994
                                                  ---------   ----------   ----------   -------------   ------------
   Net revenue                                      100.0%      100.0%       100.0%          25.1%         32.6%
   Professional expenses                             79.7        79.0         79.6           26.2          31.6
   Gross profit                                      20.3        21.0         20.4           21.1          36.7
   General and administrative expenses                9.2        10.7         11.5            8.0          23.4
   Department of Justice settlement                   4.3         -            -                *          N/A
   Depreciation and amortization                      2.1         1.6          1.2           65.9          74.7
   Income from operations                             4.7         8.7          7.7          (32.9)         50.6
   Income before income taxes and
     extraordinary charge                             4.2         8.9          6.0          (40.6)         94.9
   Income before extraordinary charge                 2.8         5.5          3.9          (37.6)         90.3

      * Not a meaningful figure.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

                  NET REVENUE. Net revenue increased $39.5 million, or 25.1%, to $196.3 million for the year ended December 31, 1996 from $156.8 million for the year ended December 31, 1995. Of this increase, $33.2 million was attributable to increased revenue from the Company's ED contracts. Net revenue from other services increased $6.3 million, contributing 4.0% of the 25.1% total period-to-period increase. This consists of $4.2 million attributable to the Company's billing companies and an increase of $2.1 million attributable to other non-ED services.

                  Same ED contract revenue increased $3.6 million, or 3.2%, to $114.9 million for the year ended December 31, 1996 from $111.3 million for the year ended December 31, 1995, contributing 2.3% of the 25.1% total period-to-period increase. "Same ED" revenue consists of revenue derived from EDs under management from the beginning of the prior period through the end of the subsequent period. New ED contracts generated by the Company's marketing activities contributed $9.2 million of the increase in net revenue, or 5.9% of the 25.1% total period-to-period increase. Acquisitions contributed $27.5 million of the increase in net revenue, or 17.5% of the 25.1% total period-to-period increase. Included in the period-to-period increase in net revenue is a negative impact of $7.1 million, or 4.6% of the 25.1% total period-to-period increase, caused by the loss of contracts.

                  PROFESSIONAL EXPENSES. Professional expenses primarily consist of fees paid to physicians under contract with the Company, collection fees relating to independent billing contracts billed by vendors, operating expenses for the Company's billing subsidiaries, and professional liability insurance premiums for physicians under contract. Professional expenses increased by $32.5 million, or 26.2%, to $156.4 million for the year ended December 31, 1996 from $123.9 million for the year ended December 31, 1995. This increase was primarily attributable to the addition of 64 ED contracts in 1996. The increase in professional expenses also includes $5.6 million attributable to other services of which $3.4 million is due to the Company's billing subsidiaries. As a percentage of net revenue, professional expenses increased to 79.7% in 1996 from 79.0% in 1995.

                  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $1.3 million, or 8.0%, to $18.1 million for the year ended December 31, 1996 from $16.8 million for the year ended December 31, 1995. As a percentage of net revenue, general and administrative expenses decreased from 10.7% in 1995 to 9.2% in 1996. The Company in 1996 has been able to add additional revenue growth with minimal increases in corporate overhead. The one-time non-recurring charge of $8.45 million relates to the Company's agreement in principle with the DOJ to settle the claims alleged against it in the civil lawsuit styled United States ex rel. Theresa Semtner v. Emergency Physician Billing Services, Inc., et al. (see Note 14 to the Consolidated Financial Statements for a detailed discussion of this settlement).

                  DEPRECIATION AND AMORTIZATION. Depreciation and amortization consists principally of amortization of goodwill, contracts, and non-competition agreements entered into in connection with business acquisitions. Depreciation and amortization increased by $1.7 million, or 65.9%, to $4.2 million for the year ended December 31, 1996 from $2.5 million for the year ended December 31, 1995, principally due to acquisitions.

                  INTEREST INCOME/EXPENSE. Interest expense increased by $577,000, or 88.5%, to $1.2 million for the year ended December 31, 1996 from $652,000 for the year ended December 31, 1995, principally due to interest on the line of credit as a result of borrowings for acquisitions made in 1996. Interest income decreased by $584,000, or 62.6%, to $349,000 for the year ended December 31, 1996 from $933,000 for the year ended December 31, 1995, primarily due to lower cash balances available for investment as a result of the Company's acquisitions in 1996.

                  INCOME TAXES. The Company's effective tax rate decreased to 34.3% for the year ended December 31, 1996 from 37.5% for the year ended December 31, 1995, due principally to the reversal of a tax valuation allowance.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

                  NET REVENUE. Net revenue increased $38.5 million, or 32.6%, to $156.8 million for the year ended December 31, 1995 from $118.3 million for the year ended December 31, 1994. Of this increase, $35.2 million was attributable to increased revenue from the Company's ED contracts. Net revenue from other services increased $3.3 million, contributing 2.8% of the 32.6% total period-to-period increase. This consists of $2.0 million attributable to the Company's acquired billing company, an increase of $1.5 million attributable to the Company's management of primary care physician group practices, and a decrease of $200,000 attributable to other non-ED services.

                  Same ED contract revenue increased $8.4 million, or 9.1%, to $100.9 million for the year ended December 31, 1995 from $92.5 million for the year ended December 31, 1994, contributing 7.1% of the 32.6% total period-to-period increase. New ED contracts generated by the Company's marketing activities contributed $15.3 million of the increase in net revenue, or 12.9% of the 32.6% total period-to-period increase. Acquisitions contributed $17.5 million of the increase in net revenue, or 14.8% of the 32.6% total period-to-period increase. Included in the period-to-period increase in net revenue is a negative impact of $6.0 million, or 5.1% of the 32.6% total period-to-period increase, caused by the loss of contracts.

                  PROFESSIONAL EXPENSES. Professional expenses increased by $29.7 million, or 31.6%, to $123.9 million for the year ended December 31, 1995 from $94.2 million for the year ended December 31, 1994. This increase was primarily attributable to the addition of new ED contracts. Expenses relating to other services increased by $3.6 million from period-to-period, including $2.1 million related to the acquired billing company. As a percentage of net revenue, professional expenses decreased to 79.0% in 1995 from 79.6% in 1994.

                  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $3.2 million, or 23.4%, to $16.8 million for the year ended December 31, 1995 from $13.6 million for the year ended December 31, 1994. This increase is primarily attributable to the incremental administrative costs related to the new EDs under management. As a percentage of net revenue, general and administrative expenses decreased from 11.5% in 1994 to 10.7% in 1995. The Company has been able to add additional revenue growth with minimal increases to its corporate overhead.

                  DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $1.1 million, or 74.7%, to $2.5 million for the year ended December 31, 1995 from $1.4 million for the year ended December 31, 1994, principally due to the acquisitions.

                  INTEREST INCOME/EXPENSE. Interest expense decreased by $1.6 million, or 72.7%, to $652,000 for the year ended December 31, 1995 from $2.2 million for the year ended December 31, 1994, principally due to the repayment of $14.5 million of subordinated debt in December 1994. Interest income increased by $602,000, or 182%, to $933,000 for the year ended December 31, 1995 from $331,000 for the year ended December 31, 1994, primarily due to higher cash balances available for investment as a result of the Company's initial public offering in December 1994 and higher interest rates applicable to invested cash.

                  INCOME TAXES. The Company's effective tax rate increased to 37.5% for the year ended December 31, 1995 from 36% for the year ended December 31, 1994, due principally to non-deductible amortization expense arising from acquisitions.

QUARTERLY RESULTS

                  The following table presents certain quarterly financial information for the eight quarters ended December 31, 1996. This information has been prepared on the same basis as the audited Consolidated Financial Statements of the Company appearing elsewhere in this Annual Report on Form 10-K and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the audited Consolidated Financial Statements of the Company and the related notes.


                                                                            1996 CALENDAR QUARTERS
                                                                 ----------------------------------------------
                                                                  FIRST      SECOND       THIRD       FOURTH
                                                                 ---------   ----------   ---------   ---------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
   Net revenue                                                    $44,235      $47,874     $48,198    $55,950
   Gross profit                                                     8,920        9,842       9,832     11,251
   Net income (loss)(1)                                             2,335        2,577       2,726     (2,213)
   Net income (loss) per share                                      $0.28        $0.30       $0.32     $(0.26)
   Weighted average common and common equivalent shares
      outstanding                                                   8,433        8,615       8,553      8,520

(1) The fourth quarter of 1996 has a one time charge of $8.45 million related to the DOJ settlement (see Note 14 in the Consolidated Financial Statements for a detailed discussion).


                                                                            1995 CALENDAR QUARTERS
                                                                 ----------------------------------------------
                                                                  FIRST      SECOND       THIRD       FOURTH
                                                                 ---------   ----------   ---------   ---------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
   Net revenue                                                    $34,540      $38,062     $40,480     $43,744
   Gross profit                                                     7,386        7,904       8,141       9,460
   Net income                                                       2,016        2,147       2,145       2,385
   Net income per share                                              0.25         0.26        0.26        0.28
   Weighted average common and common equivalent shares
      outstanding                                                   7,911        8,308       8,330       8,456

LIQUIDITY AND CAPITAL RESOURCES

                  SOURCES OF LIQUIDITY. At December 31, 1996, the Company had $19.9 million in working capital, an increase of $1.0 million from December 31, 1995. Working capital decreased $9.1 million in 1995. At December 31, 1996, the Company's principal sources of liquidity consisted of: (i) cash and cash equivalents aggregating $7.3 million, (ii) accounts receivable totaling $46.4 million, and (iii) $35.9 million in borrowing capacity under a revolving term credit facility ("the Revolver") with a bank.

                  1996. For the year ended December 31, 1996, $1.7 million in cash was provided by operations as revenue growth from new and existing EDs and the accrual for the DOJ settlement more than offset the growth in accounts receivable, the decrease of deferred income taxes, and the decrease in accrued expenses. Cash of $14.9 million was used in investing activities for the year ended December 31, 1996 as payments related to business acquisitions and purchases of furniture and office equipment exceeded proceeds from the maturity of marketable securities. Cash of $12.7 million was provided by financing activities for the year ended December 31, 1996 as proceeds on long term debt and the exercise of stock options exceeded payments on borrowings.

                  1995. In 1995, $8.1 million in cash was provided by operations as revenue growth from new and existing EDs and increases in accrued expenses more than offset the growth in accounts receivable and the decrease of deferred income taxes. Cash of $12.6 million was used in investing activities for the year ended December 31, 1995 as payments related to business acquisitions exceeded proceeds from the maturity of marketable securities. Cash of $1.3 million was used in financing activities for the year ended December 31, 1995 as payments on long-term debt exceeded proceeds from borrowings and the exercise of stock options.

                  1994. In 1994, $9.0 million in cash was provided by operations as revenue growth from new and existing EDs, increases in accrued expenses, and decreases in prepaid expenses more than offset the growth in accounts receivable. Cash of $14.3 million was used in investing activities for the year ended December 31, 1994 primarily to acquire a business, upgrade the Company's information systems, and acquire marketable securities. Cash of $8.4 million was provided by financing activities for the year ended December 31, 1994 primarily as a result of net proceeds of $25.3 million from the Company's initial public offering, of which $14.5 million was used to retire the subordinated notes.

                  ACCOUNTS RECEIVABLE. Accounts receivable are a key component of the Company's working capital. Accounts receivable totaled $46.4 million at December 31, 1996, an increase of $16.6 million over December 31, 1995. The timing of payments on the Company's accounts receivable can vary significantly depending on whether the related contract is a hospital-based or independent billing contract. Independent billing receivables have a significantly longer collection cycle than hospital-based billing receivables because of the process of billing and collecting from third-party payor programs and private payors. The number of days revenue in average receivables was 71 days for the year ended December 31, 1996, compared to 59 days and 60 days for the years ended December 31, 1995 and 1994, respectively. This increase is due to the build-up of accounts receivable as a result of the transition of independent billing contracts from third-party billing companies to the company's billing subsidiary as well as accounts receivable acquired through acquisitions. In connection with independent billing contracts, the Company incurs, and can expect to incur in the future, negative cash flow during the start-up phase (typically six months or more after the contract is initiated).

                  INCREASE IN REVOLVER. On March 7, 1997, the Company entered into an agreement to increase the borrowing capacity under the Revolver from $50 million to $100 million. Under the Revolver, a bank acts as the administrative agent for a syndicate of lenders. The Revolver permits the Company to borrow up to $100 million for working capital and acquisition purposes. The Revolver matures on March 7, 2000. Borrowings under the Revolver bear interest at variable rates based, at the Company's option, on the bank's base rate or the Eurodollar rate. There was an outstanding balance of $31.6 million under the Revolver as of March 7, 1997.

                  PROFESSIONAL LIABILITY INSURANCE. The Company currently procures and partially finances, and expects to continue to procure and partially finance, professional liability insurance on behalf of most physicians under contract with the Company. The current policy expires December 31, 1997.

                  CAPITAL EXPENDITURES. The Company's annual capital expenditures have typically been for data processing equipment and leasehold improvements at the Company's corporate offices. Capital expenditures of $2.2 million in 1996 are a result of the Company's commitment to enhance significantly its information systems. In the foreseeable future, annual capital expenditures are not expected to exceed $2.0 million per year.

                  WORKING CAPITAL REQUIREMENTS. The Company anticipates that funds generated from operations, together with funds available under the Revolver, will be sufficient to meet its working capital requirements and debt obligations and to finance any necessary capital expenditures for the foreseeable future. Expansion of the Company's business through acquisitions may require additional funds, which to the extent not provided by internally generated sources, cash and marketable securities, and the Revolver, would require the Company to seek additional debt or equity financing.

INFLATION

                  The Company's business is labor intensive with extensive reliance on independent contractor physicians. Fees paid to such physicians tend to increase during periods of inflation and when shortages in the labor market occur. Restrictions exist on payments by government and private medical insurance programs and pressure continues to contain the growth in the costs of such programs. The Company bears the risk that the payment rates set by such programs will not keep pace with inflation. Although the moderate inflation rates of the past several years have not posed significant problems for the Company, a substantial increase in the rate of inflation without a corresponding increase in payment rates would adversely affect the Company's business.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
EmCare Holdings Inc.

                  We have audited the accompanying consolidated balance sheets of EmCare Holdings Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EmCare Holdings Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                           ERNST & YOUNG LLP


Dallas, Texas
February 18, 1997,
except for Note 5, as to which the date is March 7, 1997

                              EMCARE HOLDINGS INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                  DECEMBER 31,
                                                                              -------------------
                                                                                1996       1995
                                                                              --------   --------
                                            ASSETS
Current assets:
      Cash and cash equivalents                                               $  7,329   $  7,781
      Marketable securities                                                       --        1,507
      Accounts receivable, net                                                  46,413     29,813
      Prepaids and other current assets                                          2,016        766
                                                                              --------   --------
Total current assets                                                            55,758     39,867
Furniture and office equipment, net                                              4,418      3,384
Deferred tax assets                                                              4,981        949
Other assets:
      Goodwill                                                                  58,488     29,602
      Contracts                                                                 15,463      7,064
      Non-competition agreements                                                 6,104      4,141
      Deferred financing costs and other                                           694        493
                                                                              --------   --------
                                                                                80,749     41,300
      Less accumulated amortization                                              7,843      4,757
                                                                              --------   --------
                                                                                72,906     36,543
                                                                              --------   --------
Total assets                                                                  $138,063   $ 80,743
                                                                              ========   ========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                        $    326   $    254
      Accrued expenses:
        Physician fees                                                          10,623      8,520
        Accrued salaries and other compensation                                  5,579      3,280
        Collection fees                                                            344      1,637
        Accrued federal and state income taxes                                   1,463      1,781
        Department of Justice settlement                                         8,379       --
        Other accrued liabilities                                                3,206      2,242
      Deferred tax liabilities                                                     331        249
      Current portion of long-term debt                                          5,589      2,956
                                                                              --------   --------
Total current liabilities                                                       35,840     20,919
Long-term debt, less current portion                                            34,879      2,500
Professional liability insurance                                                 5,616      4,594
Commitments and contingencies

Stockholders' equity:
      Preferred stock, $0.01 par value:
        Authorized shares - 5,000,000
        No shares issued or outstanding                                           --         --
      Common stock, $0.01 par value:
        Authorized shares - 25,000,000
        Issued and outstanding shares - 8,150,000 and
        8,011,000 in 1996 and 1995                                                  82         80
        Shares to be issued                                                      1,500       --
      Additional paid-in-capital                                                43,096     41,025
      Retained earnings                                                         17,050     11,625
                                                                              --------   --------
Total stockholders' equity                                                      61,728     52,730
                                                                              --------   --------
Total liabilities and stockholders' equity                                    $138,063   $ 80,743
                                                                              ========   ========




                            See accompanying notes

                              EMCARE HOLDINGS INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                             Year Ended December 31,
                                                      -----------------------------------
                                                        1996         1995         1994
                                                      ---------    ---------    ---------
Net revenue                                           $ 196,257    $ 156,826    $ 118,250
Professional expenses                                   156,412      123,935       94,184
                                                      ---------    ---------    ---------
Gross profit                                             39,845       32,891       24,066

Expenses:
     General and administrative                          18,099       16,760       13,583
     Department of Justice settlement                     8,450         --           --
     Depreciation                                         1,124          651          262
     Amortization                                         3,029        1,852        1,171
                                                      ---------    ---------    ---------
                                                         30,702       19,263       15,016
                                                      ---------    ---------    ---------

Income from operations                                    9,143       13,628        9,050
Interest expense                                         (1,229)        (652)      (2,244)
Interest income                                             349          933          331
                                                      ---------    ---------    ---------
Income before income taxes and extraordinary charge       8,263       13,909        7,137
Income tax expense                                        2,838        5,216        2,568
                                                      ---------    ---------    ---------
Income before extraordinary charge                        5,425        8,693        4,569
Extraordinary charge from early extinguishment of
     debt, net of income tax benefit of $471               --           --            837
                                                      ---------    ---------    ---------
Net income                                            $   5,425    $   8,693    $   3,732
                                                      =========    =========    =========
Income per share before extraordinary charge          $    0.64    $    1.05    $    0.89
Extraordinary charge, net of taxes                         --           --           0.16
                                                      ---------    ---------    ---------
Net income per share                                  $    0.64    $    1.05    $    0.73
                                                      =========    =========    =========
Weighted average common and common equivalent
     shares outstanding                                   8,531        8,251        5,138
                                                      =========    =========    =========



                            See accompanying notes
                                      26

                              EMCARE HOLDINGS INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                             COMMON  ADDITIONAL   RETAINED
                                                                 COMMON     STOCK TO   PAID-IN    EARNINGS
                                                                 STOCK     BE ISSUED   CAPITAL    (DEFICIT)     TOTAL
                                                                -------------------------------------------------------

Balance at January 1, 1994                                      $     19   $   --     $ (8,239)   $   (800)   $ (9,020)
     Exercise of stock options                                      --         --            9        --             9
     Conversion of mandatorily redeemable
       convertible preferred stock                                    29       --       14,471        --        14,500
     Issuance of 2,587,500 common shares in
       public offering                                                26       --       25,252        --        25,278
     Net income                                                     --         --         --         3,732       3,732
                                                                --------   --------   --------    --------    --------

Balance at December 31, 1994                                          74       --       31,493       2,932      34,499
     Exercise of stock options, including federal tax benefit          2       --        2,224        --         2,226
     Issuance of stock related to acquisitions                         4       --        7,308        --         7,312
     Net income                                                     --         --         --         8,693       8,693
                                                                --------   --------   --------    --------    --------

Balance at December 31, 1995                                          80       --       41,025      11,625      52,730
     Exercise of stock options, including federal tax benefit          2       --        2,071        --         2,073
     Stock to be issued related to acquisitions                     --        1,500       --          --         1,500
     Net income                                                     --         --         --         5,425       5,425
                                                                --------   --------   --------    --------    --------

Balance at December 31, 1996                                    $     82   $  1,500   $ 43,096    $ 17,050    $ 61,728
                                                                ========   ========   ========    ========    ========

                            See accompanying notes

                              EMCARE HOLDINGS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                           Year Ended December 31,
                                                                                     --------------------------------
                                                                                       1996        1995        1994
                                                                                     --------    --------    --------

OPERATING ACTIVITIES
Net income                                                                           $  5,425    $  8,693    $  3,732
Adjustments to reconcile net income to net cash provided
   by operating activities:
      Deferred income taxes                                                            (6,162)     (3,209)      1,865
      Noncash interest expense                                                            424         431         666
      Extraordinary charge from early extinguishment of debt                             --          --         1,308
      Depreciation                                                                      1,124         651         262
      Amortization                                                                      3,029       1,852       1,171
      Changes in operating assets and liabilities, net of effects of acquisitions:
         Accounts receivable                                                           (6,478)     (3,557)     (2,222)
         Prepaids and other current assets                                               (226)        369       2,085
         Accounts payable and accrued expenses                                         (3,444)      2,341         390
         Department of Justice settlement                                               8,379        --          --
         Professional liability insurance                                                (350)        500        (242)
                                                                                     --------    --------    --------
Net cash provided by operating activities                                               1,721       8,071       9,015

INVESTING ACTIVITIES
Sales of marketable securities                                                          1,507       6,261        --
Purchases of marketable securities                                                       --          --        (7,768)
Purchases of furniture and office equipment                                            (2,212)       (919)     (1,170)
Payments for acquisitions and related intangibles, net of cash acquired               (14,344)    (17,515)     (4,300)
Payments to stockholders for non-competition agreements                                  --          --        (1,226)
Other                                                                                     171        (387)        132
                                                                                     --------    --------    --------
Net cash used in investing activities                                                 (14,878)    (12,560)    (14,332)

FINANCING ACTIVITIES
Proceeds from borrowings                                                               22,256       6,321       6,646
Payments on long-term debt                                                            (11,624)     (9,102)     (8,984)
Payment of subordinated debt                                                             --          --       (14,500)
Proceeds from exercise of stock options                                                 2,073       1,493           9
Proceeds from issuance of common stock                                                   --          --        25,278
                                                                                     --------    --------    --------
Net cash provided by (used in)  financing activities                                   12,705      (1,288)      8,449
                                                                                     --------    --------    --------
Net (decrease) increase in cash and cash equivalents                                     (452)     (5,777)      3,132
Cash and cash equivalents at beginning of year                                          7,781      13,558      10,426
                                                                                     --------    --------    --------
Cash and cash equivalents at end of year                                             $  7,329    $  7,781    $ 13,558
                                                                                     ========    ========    ========




                            See accompanying notes

                              EMCARE HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

1.     ORGANIZATION AND BASIS OF PRESENTATION

                  The Company is a provider of physician practice management services in EDs in the United States. The Company recruits and evaluates the credentials of physicians, arranges contracts for their services, assists in monitoring their performance and arranges scheduling. In addition, the Company assists its clients in such operational areas as staff coordination, quality assurance, departmental accreditation, billing, record keeping, third-party payment programs, and other administrative services. The Company markets these services primarily to larger hospitals with higher volume EDs (more than 12,000 patient visits per year) and multi-site systems, where it believes it is able to attract and retain higher quality physicians and establish more stable relationships with hospital clients. The Company, through its predecessors and affiliates, has been engaged in emergency physician practice management for more than 20 years. As of December 31, 1996, the Company had management contracts relating to 139 EDs in 19 states.

                  Emergency physician practice management is the Company's principal line of business. In addition to the Company's higher volume emergency physician practice management services, the Company provides physician practice management services for lower volume emergency medicine practices and in-patient physician group practices. The Company also provides billing services for emergency physician practice management contracts and physician placement services, primarily on a locum tenens basis, across a broad range of practice specialties.

                  The Company structures its contractual arrangements for physician practice management in one of two ways. In certain states, the Company provides for its services in conjunction with PAs owned by Leonard M. Riggs, Jr., M.D., the Company's Chairman of the Board and Chief Executive Officer, or another officer of the Company who is a physician. The Company uses the PA Structure to avoid uncertainty as to the scope of laws regulating the corporate practice of medicine, for regulatory convenience, or because the Company acquired contracts structured in that manner. Under the PA Structure, the PA enters into a management agreement with the hospital client and contracts with physicians, generally on an independent contractor basis, to provide the necessary medical practice coverage. The Company provides the non-medical portion of the service under the PA Structure pursuant to a PA Management Agreement with the PA. In other jurisdictions, a wholly owned subsidiary of the Company contracts directly with both the hospital and the physicians. Under either structure, all decisions regarding patient care are made exclusively by the physicians.

                  Under the PA Management Agreements, the PAs delegate to the Company the administrative, management, and support functions (but not any functions constituting the practice of medicine) that the PAs have agreed to provide to the hospital client. In consideration for these services, the PAs pay the Company a monthly fee, which may be adjusted from time to time to reflect industry practice, business conditions, and actual expenses for administrative costs and uncollectible accounts. These fees approximate the excess of the PAs' revenue over their expenses.

                  Each PA Management Agreement has a rolling ten year term. Accordingly, on each anniversary of the PA Management Agreement, the term automatically extends for an additional year unless either party gives notice to the contrary at least 60 days before such anniversary. The Company also may terminate each PA Management Agreement as of any such anniversary. Notwithstanding such termination provisions, the Company and the PAs have acknowledged that they intend that their arrangements are permanent, subject to the Company's right to terminate them.

                  The consolidated financial statements include the accounts of Holdings and its subsidiaries and the PAs. The financial statements of the PAs are consolidated with Holdings and its subsidiaries because Holdings has unilateral control over the assets and operations of the PAs, and notwithstanding the lack of technical majority ownership, consolidation of the PAs is necessary to present fairly the financial position and results of operations of Holdings because of the existence of a parent-subsidiary relationship by means other than record ownership of the PAs' voting stock. Control of the PAs by Holdings is perpetual and other than temporary because the PAs have agreed with Holdings that they will not terminate any management agreement or other arrangements established with Holdings, without the prior written consent of Holdings. All significant intercompany and interaffiliate accounts and transactions have been eliminated.

2.     SIGNIFICANT ACCOUNTING POLICIES

                  NET REVENUE AND PROFESSIONAL EXPENSES. Revenue is recorded in the period the services are rendered as determined by the respective contracts with the health care providers. Professional expenses are based on the terms of the respective contracts with the independent contractor physicians.

                  Services performed by physicians under contract with the Company are generally charged on a fee for service basis, and the Company's revenue is based upon such fees. These fees are either: (i) collected by the related hospital, which remits a negotiated amount monthly to the Company, or
(ii) billed and collected independently by the Company. In independent billing contract arrangements, the Company arranges for a subsidiary or a third-party billing firm to bill and collect directly for services performed by these physicians. Cost of collections is included in professional expenses.

                  CASH AND CASH EQUIVALENTS. Money market investments, U.S. government agency securities, and certificates of deposit with banks with maturities of three months or less from date of purchase are considered to be cash equivalents. Money market investments are in overnight investment funds whose underlying collateral is U.S. government securities.

                  MARKETABLE SECURITIES. Investments in marketable securities are stated at cost, which approximates market. These investments are in U.S. government securities and other federally-insured securities. All marketable securities purchased by the Company are held to maturity. The marketable securities held at December 31, 1995 matured in 1996.

                  ACCOUNTS RECEIVABLE. Accounts receivable are primarily amounts due from hospitals, amounts due from third-party payors, such as insurance companies, self-insured employers, and government-sponsored health care programs (Medicare and Medicaid), and amounts due from patients.

                  Accounts receivable due under independent billing contracts include an allowance for contractual adjustments and charity and other adjustments, which is charged to operations based on an evaluation of potential losses. Contractual adjustments result from the difference between the rates for physician services performed and amounts allowed by third-party payors for such services. Other adjustments represent services provided to patients that are not expected to be collected at the time service is provided.


                  FURNITURE AND OFFICE EQUIPMENT. Furniture and office equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives generally ranging from five to seven years. Property under capital lease is amortized using the straight-line method over the life of the respective lease. Such amortization is included with depreciation expense in the accompanying financial statements.

                  PROFESSIONAL LIABILITY INSURANCE. Professional liability insurance expense has been accrued based on management's expectation that it will provide extended reporting period coverage to its independent contractor physicians. The accruals are based on amounts provided by the Company's professional liability insurance carriers (see Note 11). Professional liability insurance expense is included in professional expenses.

                  OTHER ASSETS. The non-competition agreements, contracts, and goodwill are recorded at cost on the date of the agreement or acquisition. The non-competition agreements are being amortized over the terms of the agreements, which range from two to five years. The amortization is based on straight-line or an accelerated method, which management believes systematically recognizes the decline over time in the value of the non-competition agreement. Contracts acquired in business acquisitions are valued at the date of acquisition and are being amortized on a straight line basis over eight to twelve years. Goodwill, which represents the excess purchase price of acquired businesses over the fair value of net assets acquired, is being amortized on a straight-line basis over 40 years.

                  Deferred financing costs, which consist of costs incurred in obtaining financing, are amortized using the effective interest method over the term of the related debt, and such amortization is included in interest expense.

                  LONG-LIVED ASSETS. The Company reviews the carrying value of a long-lived asset if facts and circumstances suggest that it may be impaired or that the amortization period may need to be changed. The Company considers external factors relating to the long-lived asset, including hospital and physician contract changes, local market developments, changes in third party payments, national health care trends, and other publicly available information. If these external factors indicate the long-lived asset will not be recoverable, based upon undiscounted cash flows of the long-lived asset over its remaining life, the carrying value of the long-lived asset will be reduced by the estimated shortfall of discounted cash flows. The Company does not believe there are any indicators that would require an adjustment to the carrying value of its long-lived assets or their remaining useful lives as of December 31, 1996.

                  STOCK-BASED COMPENSATION. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. In accordance with APB 25, since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FASB 123").

                  INCOME TAXES. The Company accounts for income taxes using the liability method as required by FASB Statement No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                  NET INCOME PER SHARE. Net income per share is calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the dilutive effect of outstanding options calculated using the treasury stock method.

                  USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                  Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing, other than the Department of Justice matter and settlement (see
Note 14). Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

                  RECLASSIFICATIONS. Certain prior period amounts have been reclassified to conform with the 1996 presentation.


3.       ACCOUNTS RECEIVABLE AND NET REVENUE

                  Accounts receivable are recorded at net realizable value. The allowance for contractual adjustments and charity and other adjustments is based on historical experience and future expectations. Accounts receivable consist of the following (in thousands):

                                                                                                DECEMBER 31,
                                                                                          -----------------------
                                                                                             1996         1995
                                                                                          ----------    ---------
  Independent billing..................................................................   $  103,016      $61,252
  Hospital contracts...................................................................       12,913        8,001
  Billing receivables..................................................................        2,161        2,042
  Locum tenens.........................................................................          934        1,316
                                                                                          ----------      -------
                                                                                             119,024       72,611
  Less allowance for contractual adjustments and charity and other
     adjustments.......................................................................       72,611       42,798
                                                                                          ----------      -------
                                                                                          $   46,413      $29,813
                                                                                          ==========      =======

3.       ACCOUNTS RECEIVABLE AND NET REVENUE (CONTINUED)

                  Concentration of credit risk relating to accounts receivable is limited by the diversity and number of contracting hospitals, physician practices, patients, payors, and the geographic dispersion of the Company's operations. The following is a geographic breakdown, based on hospital location, of accounts receivable:




                                  DECEMBER 31,
                                  ------------
                                  1996    1995
                                  -----  -----
Texas ........................     36%     39%
Maryland .....................     17      16
Florida ......................     14      16
Other ........................     33      29
                                  ---     ---
                                  100%    100%
                                  ===     ===

             Net revenue consists of the following (in thousands):


                                                    YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                  1996       1995        1994
                                                --------   --------   --------
Gross revenue ...............................   $314,828   $259,811   $194,863
Less provision for contractual adjustments and
   charity and other adjustments ............    118,571    102,985     76,613
                                                --------   --------   --------
Net revenue .................................   $196,257   $156,826   $118,250
                                                ========   ========   ========

                  A significant portion of the Company's net revenue has been derived from one customer. This customer accounted for 9% of the Company's net revenue in 1996 and 11% of the Company's net revenue in 1995 and 1994.


4.     FURNITURE AND OFFICE EQUIPMENT

                  Furniture and office equipment, at cost, totaled $7,847,000 and $5,018,000 at December 31, 1996 and 1995, respectively. Accumulated depreciation and amortization totaled $3,429,000 and $1,634,000 at December 31, 1996 and 1995, respectively.

5.     LONG-TERM DEBT

            Long-term debt consists of the following (in thousands):

                                                                                                 DECEMBER 31,
                                                                                          ------------------------
                                                                                             1996          1995
                                                                                          -----------  -----------

  Line of credit......................................................................... $   14,300   $       --
  Long-term debt related to acquisitions, payable in varying amounts through 2002, with effective interest rates ranging from 7% to 14%, net of imputed interest discounts of $1,413,000 and $336,000 at December 31, 1996 and 1995, respectively;
     collateralized by accounts receivable and contract rights ($14.7 million of long-term debt was refinanced using the Company's line of credit in January
     1997)...............................................................................     25,779        5,100
  Other, including capitalized lease obligations.........................................        389          356
                                                                                          ----------    ---------
                                                                                              40,468        5,456
  Less current portion...................................................................      5,589        2,956
                                                                                          ----------   ----------
                                                                                          $   34,879   $    2,500
                                                                                          ==========   ==========

                  During 1996, the Company had a revolving line of credit with a bank for up to $50 million for working capital and acquisition purposes. On March 7, 1997, the Company entered into a new Revolver with a bank acting as administrative agent for a syndicate of lenders under which the Company can borrow up to $100 million for working capital and acquisition purposes. This revolving line of credit replaces the one that existed at December 31, 1996. The Revolver matures on March 7, 2000. Borrowings under the Revolver bear interest at variable rates based, at the Company's option, on the bank's base rate or the Eurodollar rate. A per annum commitment fee varying from .1875% to
 .375% depending upon the Company's ratio of funded debt to operating cash flow is required on the unused portion of the commitment. As of March 7, 1997, there was $31.6 million outstanding on the Revolver.

                  The Revolver contains covenants which, among other things, require the Company to maintain certain financial ratios and impose certain limitations or prohibitions on the Company with respect to the incurrence, guaranty, or assumption of indebtedness, the payment of dividends, the redemption or repurchase of, or other payment with respect to, the Company's capital stock, certain cash transactions with subsidiaries and affiliates, acquisitions, contract management maintenance, and ownership of the PAs. Throughout 1996 and at year end the Company was in compliance with all covenants relative to the Revolver.


                  As of December 31, 1996, the maturities of long-term debt were as follows (in thousands):


         1997...........................................................................         $   6,335
         1998...........................................................................             3,244
         1999...........................................................................             3,203
         2000...........................................................................            14,399
         2001...........................................................................            14,399
         Thereafter.....................................................................               301
                                                                                                 ---------
                                                                                                    41,881
         Less unamortized discount......................................................             1,413
                                                                                                 ---------
                                                                                                 $  40,468
                                                                                                 =========

                  Interest payments were $886,000, $289,000, and $2,317,000 in
1996, 1995, and 1994, respectively. No interest expense was incurred on debt to stockholders and officers in 1996 or 1995. Interest expense incurred on debt to stockholders and officers in 1994 totaled $1,672,000. The weighted average interest rate is 6.33% and 8.07% on short-term borrowings outstanding at December 31, 1996 and 1995, respectively.

6.     BENEFIT PLANS

                  In 1994, the Company instituted a qualified contributory savings plan. The plan is qualified under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan is open to substantially all full-time employees of the Company or any affiliate who have completed one year of eligible service with the Company or such affiliate. The 401(k) Plan permits participant contributions and requires a contribution from the Company based on the participant's contribution and the subsidiary or affiliate that employs the participant. The 401(k) Plan also allows the Company to make other discretionary contributions, including profit sharing contributions. The Company contributed $944,000, $325,000, and $321,000 to the 401(k) Plan in 1996, 1995, and 1994, respectively. The contributions in 1994 included $99,000 to a plan subsequently merged into the 401(k) Plan.

                  The Company's matching contributions on behalf of an eligible employee generally become fully vested if such employee reaches normal retirement age, dies, or becomes disabled while an employee, or completes five years of service. Prior to an eligible employee completing five years of service, such employee will partially vest at 40%, 60%, and 80%, at the end of such employee's second, third, and fourth years of service, respectively.

7.     INCOME TAXES

                  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets were as follows at December 31:

                                                                                                1996     1995
                                                                                               ------- -------
                                                                                                 (DOLLARS IN
                                                                                                  THOUSANDS)
  Deferred tax liabilities:
   Change in tax accounting method........................................................    $  886    $1,731
   Acquired tax basis differences.........................................................     3,249     1,020
                                                                                              ------    ------
                                                                                               4,135     2,751
  Deferred tax assets:
   Professional liability reserves........................................................     2,432     1,575
   Book over tax amortization and depreciation............................................       486       395
   Revenue recognition for tax purposes in excess of book income..........................     2,817     1,787
   Department of Justice settlement.......................................................     2,958         -
   Other..................................................................................        92        94
                                                                                              ------    ------
                                                                                               8,785     3,851
  Valuation allowance for deferred tax assets.............................................         -      (400)
                                                                                              ------    ------
  Total deferred tax assets...............................................................     8,785     3,451
                                                                                              ------    ------
  Net deferred tax assets.................................................................    $4,650    $  700
                                                                                              ======    ======

                  Significant components of the federal income tax expense were as follows for the year ended December 31:

                                                                              1996          1995          1994
                                                                            ---------     ---------    ---------
                                                                                  (DOLLARS IN THOUSANDS)
    Current:
        Federal.........................................................    $   8,938     $   8,285    $     647
        State...........................................................           62           141           56
                                                                            ---------     ---------    ---------
    Total current.......................................................        9,000         8,426          703
    Deferred:
        Federal.........................................................       (6,162)       (3,210)       1,865
                                                                            ---------     ---------    ---------
    Total deferred......................................................       (6,162)       (3,210)       1,865
                                                                            ---------     ---------    ---------
                                                                            $   2,838     $   5,216    $   2,568
                                                                            =========     =========    =========

                  The reconciliation of income tax expense computed at the federal statutory tax rate to income tax expense is as follows for the years ended December 31:

                                                      1996                    1995                  1994
                                              ----------------------  ---------------------  -------------------
                                                AMOUNT      PERCENT     AMOUNT     PERCENT     AMOUNT   PERCENT
                                              -----------  ---------  ---------- ----------  --------- ---------
                                                                   (DOLLARS IN THOUSANDS)

Tax at statutory rate.......................  $   2,892       35%     $  4,868       35%     $ 2,427      34%

State income tax (net of federal tax
     benefit)...............................         40        -            92        1          141       2
Nondeductible amortization..................        242        3           219        2            -       -
Reduction in valuation allowance............       (400)      (5)            -        -            -       -
Other.......................................         64        1            37        -            -       -
                                              ---------     ----      --------      ---      -------    ----
                                              $   2,838       34%     $  5,216       38%     $ 2,568      36%
                                              =========     ====      ========      ===      =======      ==

                  Income taxes paid during 1996, 1995, and 1994, were $8,555,000, $6,124,000, and $330,000, respectively.

8.     STOCK OPTIONS

                  The Company's Stock Option and Restricted Stock Purchase Plan (the "Stock Option Plan") provides for the granting of stock options and restricted stock to employees and independent contractors. These options are issued at exercise prices approximating the market value of the common stock on the dates of grant and vest over periods of up to five years. The options issued to date are nonqualified for federal income tax purposes.

                  Pertinent information regarding the Stock Option Plan for 1996, 1995, and 1994:

                                                                                          OPTIONS
                                                                             -----------------------------------
                                                          WEIGHTED AVERAGE
                                     OPTION PRICE RANGE    EXERCISE PRICE
                                                                                1996          1995        1994
                                    -------------------- ------------------- ------------  ----------  ---------
Outstanding, beginning of period      $4.93-- $16.88           $10.41           830,007     729,391    501,641
Granted                               $20.25--$26.88            25.14           528,500     260,000    235,500
Forfeited                             $4.93-- $25.63            12.75          (136,100)     (2,600)    (6,700)
Exercised                             $4.93-- $16.88             9.12          (139,300)   (156,784)    (1,050)
                                                                              ---------    --------    -------
Outstanding, end of period            $4.93-- $26.88           $17.47         1,083,107     830,007    729,391
                                                                              =========    ========    =======
Weighted average fair value of options granted during
    the year                                                                    $ 13.58    $   7.72


                  The following table summarizes information about stock options outstanding and exercisable at December 31, 1996:


                                       OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                    -----------------------------------------------------------  -----------------------------------
                                          WEIGHTED
                                     AVERAGE REMAINING                               NUMBER            WEIGHTED
     RANGE OF        OUTSTANDING      CONTRACTUAL LIFE      WEIGHTED AVERAGE      EXERCISABLE          AVERAGE
 EXERCISE PRICES     AT 12/31/96                             EXERCISE PRICE       AT 12/31/96       EXERCISE PRICE
------------------- --------------   -------------------  ---------------------  ---------------   -----------------
      $4.93            113,932                5                 $ 4.93               72,359             $ 4.93
 $11.00-- $13.75       457,175                8                  12.08              217,450              11.67
 $16.88-- $23.25       118,000               10                  22.42               23,000              22.34
 $25.63-- $26.88       394,000                9                  25.85               76,000              25.79
                     ---------                                                      -------
  $4.93-- $26.88     1,083,107                                                      388,809
                     =========                                                      =======

                  The Company has adopted the disclosure only provisions of FASB No. 123. Therefore, no compensation cost has been recognized for the Stock Option Plan. Had compensation cost for the Company's Stock Option Plan been accounted for based on the fair value at the grant date consistent with provisions of FASB No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts below:

                                                                                           1996           1995
                                                                                      -------------  --------------
                                                                                          (DOLLARS IN THOUSANDS,
                                                                                          EXCEPT PER SHARE DATA)

     Net income-- as reported....................................................           $5,425          $8,693
     Net income-- pro forma......................................................            4,424           8,428
     Net income per share-- as reported..........................................             0.64            1.05
     Net income per share-- pro forma............................................             0.52            1.02


                  The effects of applying FASB No. 123 for the presentation of pro forma disclosures above are not necessarily representative of the effects on reported net income for future years (i.e. first year reflects expense for only one year's vesting, while second year will reflect expense for two years' vesting, etc.).

                  The fair value of the options granted in both 1996 and 1995 were estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected lives of 6 years; expected volatility of .487; and expected dividend yield of 0%. A risk-free interest rate of 6.28% and 7.15% was used for options granted in 1996 and 1995, respectively.

                  Effective May 16, 1996, the number of shares of Common Stock available for issuance under the Stock Option Plan was increased from 1,250,000 to 3,250,000. The Company has reserved 2,952,866 shares of common stock for issuance upon exercise of stock options. At December 31, 1996, 1,869,759 shares were available for future grants under the Stock Option Plan.

                  The exercise of stock options in 1996 and 1995 resulted in a tax benefit of $850,000 and $733,000, respectively, which was accounted for as paid-in-capital.

9.     STOCKHOLDERS' EQUITY

                  In December 1994, the Company issued 2,587,500 shares of Common Stock at $11.00 per share in an initial public common stock offering. Proceeds from the offering, net of commissions and other related expenses totaling $3,185,000, were $25,278,000, of which $14,500,000 was used to repay subordinated debt. In connection with the offering, the mandatorily redeemable convertible preferred stock was converted into 2,939,976 shares of Common Stock.

                  As a result of the early retirement of the subordinated debt in December 1994, the Company incurred an extraordinary charge of approximately $837,000 net of taxes. The extraordinary charge, before taxes, is comprised of approximately $1,022,000 of unamortized original issue discount and $286,000 of unamortized loan origination fees.

                  The Company has reserved 56,355 shares of Common Stock for issuance in conjunction with an acquisition. See Note 13.

10.    LEASES

                  The Company leases office space for primary terms of one to seven years, with options to renew for additional periods. Future minimum payments due on these noncancelable operating leases are as follows at December 31, 1996 (in thousands):


              1997............................................................................. $     2,231
              1998.............................................................................       2,205
              1999.............................................................................       1,683
              2000.............................................................................       1,209
              2001.............................................................................       1,206
              Thereafter.......................................................................       2,160
              Less: Sublease income............................................................        (337)
                                                                                                -----------
                                                                                                $    10,357
                                                                                                ===========

                   Rent expense under operating leases for 1996, 1995, and 1994 was $900,000, $762,000, and $662,000, respectively.

11.    PROFESSIONAL LIABILITY INSURANCE

                  The Company requires the physicians with whom it contracts to obtain professional liability insurance coverage and makes available to the physicians such insurance. Prior to June 1, 1989, the Company procured professional liability insurance for the physicians on a claims-made basis and, effective May 31, 1989, exercised its option for seven-year extended reporting period coverage. Beginning June 1, 1989, the Company again procured insurance coverage for professional liability claims on a claims-made basis. The current policy expires on December 31, 1998. Although the majority of the professional liability insurance available for physicians is procured in this manner, in certain cases, these physicians may obtain their own professional liability insurance directly or through the contracting hospital.

12.    FAIR VALUES OF FINANCIAL INSTRUMENTS

                  The carrying amounts of the Company's financial instruments at December 31, 1996 and 1995 approximate fair value. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:


      Cash and cash equivalents:        The carrying amount reported in the
                                        balance sheet for cash and cash
                                        equivalents approximates its
                                        fair value.

      Marketable securities:            The fair values for marketable
                                        securities are based on quoted
                                        market prices.

      Long-term debt:                   The fair values of the Company's
                                        long-term debt are estimated
                                        using discounted cash flow analyses,
                                        based on the Company's current
                                        incremental borrowing rates for
                                        similar types of borrowing arrangements.

13.    ACQUISITIONS

                  In 1996, the Company acquired six physician practice management companies providing ED services to hospitals in Arkansas, California, Illinois, Louisiana, Oklahoma, and Texas. The related physician practices had 627,000 patient visits in 1996. The acquisitions established new markets for the Company in California, Illinois, and Oklahoma. The Company acquired these companies for an aggregate of $39.9 million, which consisted of $29.3 million in cash, $9.1 million of obligations payable over two to seven years, and 56,355 shares of Common Stock valued at an average of $26.62 per share, or an aggregate of $1.5 million. One-third of the shares will be issued and delivered to the respective sellers on each of the next three anniversaries of the closing date of their transaction. The payment schedule of the obligations depends upon certain criteria applicable to the contracts that the respective companies held as of the closings. The sellers of the acquired companies agreed not to compete against the Company for the three years immediately after each respective acquisition. The

Company allocated $2.0 million of the acquisition consideration to these non-competition agreements.

                  In 1995, the Company acquired three physician practice management companies. Two of these companies provide ED services to hospitals in Arkansas, Maryland, Pennsylvania, and Virginia. The related physician practices had 237,000 patient visits in 1996. The third company provides in-patient physician services to hospitals in Maryland. The acquisitions established new markets for the Company in Arkansas and the mid-Atlantic region of the United States. In 1995 the Company also acquired an emergency medicine billing company in Pennsylvania that provides billing services to emergency physician groups who supply professional services to EDs in eight states. The Company acquired these companies for an aggregate of $26.9 million, which consisted of $16.7 million in cash, $2.9 million of obligations payable over two to seven years, and 433,333 shares of Common Stock valued at $16.88 per share, or an aggregate of $7.3 million. The sellers of the acquired companies agreed not to compete against the Company for the three years immediately after each respective acquisition. The Company allocated $1.3 million of the acquisition consideration to these non-competition agreements.

                  All the acquisitions have been accounted for as purchases, and the net assets and operations are included in the Company's consolidated financial statements as of the date of acquisition.

                  The following unaudited pro forma information combines the results of operations of the Company with the acquired businesses after giving effect to amortization of non-competition agreements, contracts, and goodwill, and interest expense on the related long-term obligations as if the acquisitions had occurred on January 1, 1995:

                                                                                         FOR THE YEAR ENDED
                                                                                             DECEMBER 31,
                                                                                    ----------------------------
                                                                                        1996            1995
                                                                                    -------------   ------------
                                                                                        (DOLLARS IN THOUSANDS,
                                                                                       EXCEPT PER SHARE AMOUNTS)
   Net revenue.....................................................................     $227,836       $213,780
   Net income......................................................................        5,368          7,537
   Net income per share............................................................         0.63           0.90

14.    CONTINGENCIES

                  The Company has reached an agreement in principle with the Civil Division of the U.S. Department of Justice to settle the claims alleged against it in the civil lawsuit styled United States ex rel. Theresa Semtner v. Emergency Physician Billing Services, Inc. et al. Emergency Physician Billing Services, Inc. ("EPBS") is an outside vendor that provided billing services on a contract basis for the Company and others. The suit alleges improper coding of charges for ED services reimbursed under the Medicare, Medicaid, CHAMPUS, and Federal Employees Health Benefits programs.

                  Under the agreement in principle, the Company has agreed to pay $7,750,000 to the United States and the various states for settlement of the lawsuit. In return the DOJ Lawsuit will be dismissed with prejudice as to the Company. An additional $250,000 in relator's attorneys' fees and $450,000 in other expenses is also expected to be incurred. The Company does not admit any of the allegations of the DOJ Lawsuit or any related liability, and the Company anticipates that the settlement will insure the Company's rights to participate fully in the future in Medicare, Medicaid, CHAMPUS, and Federal Employees Health Benefits programs. The agreement is subject to execution of a definitive settlement agreement after final approval by the DOJ and the states. The related settlement expenses have been accrued for in the 4th quarter in the accompanying 1996 financial statements.

                  The Company is also a defendant in various other legal proceedings arising in the ordinary course of business. Although the results of litigation cannot be predicted with certainty, management believes that the outcome of the pending other litigation will not have a material adverse effect on the Company's consolidated financial statements.

15.    RELATED PARTY TRANSACTIONS

                  In connection with servicing its independent billing contracts, the Company enters into arrangements with companies that provide accounts receivable management services. A director of the Company was a director of a company that provided such services to the Company for the years 1994, 1995, and part of 1996. Management service fees paid by the Company to this company in 1994, 1995, and 1996 were $1,102,000, $1,140,000, and
$1,167,000, respectively.

                  The Company believes that these arrangements have been on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.


                                    PART III

                  Pursuant to General Instruction G(3) to Form 10-K, the information required by Items 10, 11, 12, and 13 is incorporated by reference to the Company's Proxy Statement for its 1997 Annual Meeting, which the Company anticipates filing with the Securities and Exchange Commission on or before April 30, 1997.

                                    PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K.

FINANCIAL STATEMENTS

                  Report of Ernst & Young LLP, Independent Auditors

                  Consolidated Balance Sheets at December 31, 1996 and 1995

                  Consolidated Statements of Income for the Years Ended December 31, 1996, 1995, and 1994

                  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995, and 1994

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995, and 1994

                  Notes to Consolidated Financial Statements

                  Financial Statement Schedule--Valuation and Qualifying
                  Accounts

                  All other schedules are excluded because they are either inapplicable or the requested information is included in the Company's consolidated financial statements.


EXHIBITS

EXHIBIT NO.                          DESCRIPTION
----------                           -----------
2.1  Securities Purchase Agreement, dated as of February 4, 1992, among the
     Company, EmCare, Inc., Leonard M. Riggs, Jr., M.D., William F. Miller,
     III, WCAS Capital Partners II, L.P., and certain other persons
     (incorporated by reference to Exhibit No. 10.17 to the Company's
     Registration Statement No. 33-81830 on Form S-1).

2.2  Amendment No. 1 to Securities Purchase Agreement, dated as of May 10,
     1993, among the Company, EmCare, Inc., Leonard M. Riggs, Jr., M.D.,
     William F. Miller, III, and certain other persons (incorporated by reference to Exhibit No. 10.18 to the Company's Registration Statement No.
     33-81830 on Form S-1).

2.3 Waiver and Release and Agreement Restricting Transfer of Shares, dated as of January 15, 1994, among the Company, EmCare, Inc., Leonard M. Riggs,
     Jr., M.D., William F. Miller, III, and certain other persons (incorporated by reference to Exhibit No. 10.19 to the Company's Registration Statement
     No. 33-81830 on Form S-1.).

2.4 Agreement and Plan of Merger, dated as of February 24, 1995, among the Company, Capital Equity Associates, LLC, CEA, and its Class A Stockholders
     (incorporated by reference to Exhibit No. 2.1 to the Company's Current
     Report on Form 8-K filed on March 14, 1995, as amended by a Current Report on Form 8-K/A filed on May 15, 1995).

2.5  Stock Purchase Agreement, dated September 7, 1995, among EmCare, Inc.,
     RTI, and Stuart L. Wolf, the sole stockholder of RTI (incorporated by reference to Exhibit No. 2.1 to the Company's Current Report on Form 8-K filed on September 22, 1995, as amended by a Current Report on Form 8-K/A filed on November 7, 1995).

EXHIBIT NO.                          DESCRIPTION
----------                           -----------

2.6   Stock Purchase Agreement, dated as of April 1, 1996, among the Company,
      EmCare, Inc., MESA, and the MESA shareholders (incorporated by reference to Exhibit No. 2.1 to the Company's Current Report on Form 8-K filed on
      May 15, 1996, as amended by a Current Report on Form 8-K/A filed on July
      15, 1996).

3.1   Charter of the Company (incorporated by reference to Exhibit Nos. 3.2 and
      3.5 to the Company's Registration Statement No. 33-81830 on Form S-1).

3.2 Bylaws of the Company (incorporated by reference to Exhibit No. 3.4 to the Company's Registration Statement No. 33-81830 on Form S-1 ).

4.1   Specimen Common Stock certificate (incorporated by reference to Exhibit
      No. 4.1 to the Company's Registration Statement No. 33-81830 on Form S-1).

4.2   Registration Rights Agreement, dated as of February 5, 1992, among Leonard
      M. Riggs, Jr., M.D., William F. Miller, III, WCAS Capital Partners II,
      L.P., and certain other persons (incorporated by reference to Exhibit No.
      4.2 to the Company's Registration Statement No. 33-81830 on Form S-1).

10.1 Amended and Restated Stock Option and Restricted Stock Purchase Plan, as amended (incorporated by reference to Exhibit No. 4.1 to the Company's
      Registration Statement No. 333-12965 on Form S-8).

10.2  Non-Qualified Stock Option Agreement, dated February 4, 1992, between the
      Company and Leonard M. Riggs, Jr., M.D. (incorporated by reference to
      Exhibit No. 10.7 to the Company's Registration Statement No. 33-81830 on
      Form S-1).

10.3  Amendment No. 1 to Non-Qualified Stock Option Agreement, dated as of
      December 31, 1993, between the Company and Leonard M. Riggs, Jr., M.D.
      (incorporated by reference to Exhibit No. 10.8 to the Company's
      Registration Statement No. 33-81830 on Form S-1).

10.4  Letter Agreement Regarding Additional Non-Qualified Stock Option
      Agreement, dated February 4, 1992, between the Company and Leonard M.
      Riggs, Jr., M.D. (incorporated by reference to Exhibit No. 10.9 to the
      Company's Registration Statement No. 33-81830 on Form S-1).

10.5 Amendment No. 1 to Additional Non-Qualified Stock Option Agreement, dated as of December 31, 1993, between the Company and Leonard M. Riggs, Jr.,
      M.D. (incorporated by reference to Exhibit No. 10.10 to the Company's
      Registration Statement No. 33-81830 on Form S-1).

10.6 Non-Qualified Stock Option Agreement, dated as of December 31, 1993, between the Company and Leonard M. Riggs, Jr., M.D. (incorporated by reference to Exhibit No. 10.15 to the Company's Registration Statement No.
      33-81830 on Form S-1).

10.7 Non-Qualified Stock Option Agreement, dated as of February 4, 1992, between the Company and William F. Miller, III (incorporated by reference to Exhibit No. 10.11 to the Company's Registration Statement No. 33-81830 on Form S-1).

10.8  Amendment No. 1 to Non-Qualified Stock Option Agreement, dated as of
      December 31, 1993, between the Company and William F. Miller, III
      (incorporated by reference to Exhibit No. 10.12 to the Company's
      Registration Statement No. 33-81830 on Form S-1).

10.9  Letter Agreement Regarding Additional Non-Qualified Stock Option
      Agreement, dated February 4, 1992, between the Company and William F.
      Miller, III (incorporated by reference to Exhibit No. 10.13 to the
      Company's Registration Statement No. 33-81830 on Form S-1).

10.10 Amendment No. 1 to Additional Non-Qualified Stock Option Agreement, dated as of December 31, 1993, between the Company and William F. Miller, III
      (incorporated by reference to Exhibit No. 10.14 to the Company's
      Registration Statement No. 33-81830 on Form S-1).

10.11 Non-Qualified Stock Option Agreement, dated as of December 31, 1993, between the Company and William F. Miller, III (incorporated by reference to Exhibit No. 10.16 to the Company's Registration Statement No. 33-81830 on Form S-1).

EXHIBIT NO.                          DESCRIPTION
----------                           -----------

10.12 Form of Amendment to Non-Qualified Stock Option Agreement issued to
      Leonard M. Riggs, Jr., M.D., and William F. Miller, III, as of December
      31, 1993 (incorporated by reference to Exhibit No. 10.43 to the Company's
      Registration Statement No. 33-81830 on Form S-1).

10.13 Amended and Restated Employment Agreement, dated as of February 5, 1992, between the Company and Leonard M. Riggs, Jr., M.D., with Addendum.

10.14 Amended and Restated Employment Agreement, dated as of February 5, 1992, between the Company and William F. Miller, III, with Addendum.

10.15 Severance Agreement, dated as of November 1, 1996, between the Company and Robert F. Anderson, II.

10.16 Third Amended and Restated Loan Agreement, dated March 7, 1997, among the Company, EmCare, Inc., Texas Commerce Bank National Association, and certain other banks.

10.17 Lease Agreement, dated May 23, 1989, between Elm Block Development
      Limited Partnership and EmCare, Inc., as amended (incorporated by reference to Exhibit No. 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.18 Lease Agreement, dated December 27, 1995, between Walroad Associates,
      L.P. and RTI (incorporated by reference to Exhibit 10.36 to the Company's
      Annual Report on Form 10-K for the year ended December 31, 1995).

10.19 Stock Transfer and Option Agreement, dated as of February 24, 1997, among
      EmCare, Inc., certain PAs, and Leonard M. Riggs, Jr., M.D.

10.20 Stock Transfer and Option Agreement, dated as of February 24, 1997, among
      EmCare, Inc., certain PAs, and Steven W. Cooley, M.D.

10.21 Amended and Restated Memorandum of Understanding among the Company, its subsidiaries, and certain professional associations and corporations
      (incorporated by reference to Exhibit No. 10.44 to the Company's
      Registration Statement No. 33-81830 on Form S-1).

10.22 Administrative Management Agreement, dated as of December 31, 1993, between EmCare Medical Services of New York, P.C. and EmCare OP, L.P.
      (incorporated by reference to Exhibit No. 10.22 to the Company's
      Registration Statement No. 33-81830 on Form S-1).

10.23 Amendment No. 1 to Administrative Management Agreement, dated as of
      August 17, 1994, between EmCare Medical Services of New York, P.C., and
      EmCare OP, L.P. (incorporated by reference to Exhibit No. 10.38 to the
      Company's Registration Statement No. 33-81830 on Form S-1).

10.24 Administrative Management Agreement, dated as of December 31, 1993, between Emergency Health Services Associates and EmCare OP, L.P.
      (incorporated by reference to Exhibit No. 10.23 to the Company's
      Registration Statement No. 33-81830 on Form S-1).

10.25 Amendment No. 1 to Administrative Management Agreement, dated as of
      August 17, 1994, between Emergency Health Services Associates and EmCare
      OP, L.P. (incorporated by reference to Exhibit No. 10.39 to the Company's
      Registration Statement No. 33-81830 on Form S-1).

EXHIBIT NO.                          DESCRIPTION
----------                           -----------
10.26 Administrative Management Agreement, dated as of December 31, 1993, between Emergency Health Services Associates of New Mexico, P.C. and
      EmCare OP, L.P. (incorporated by reference to Exhibit No. 10.24 to the
      Company's Registration Statement No. 33-81830 on Form S-1).

10.27 Amendment No. 1 to Administrative Management Agreement, dated as of
      August 17, 1994, between Emergency Health Services Associates of New
      Mexico, P.C., and EmCare OP, L.P. (incorporated by reference to Exhibit
      No. 10.40 to the Company's Registration Statement No. 33-81830 on Form
      S-1).

10.28 Administrative Management Agreement, dated as of December 31, 1993, between National Primary Care Network, P.A. and EmCare OP, L.P.
      (incorporated by reference to Exhibit No. 10.25 to the Company's
      Registration Statement No. 33-81830 on Form S-1).

10.29 Amendment No. 1 to Administrative Management Agreement, dated as of
      August 17, 1994, between National Primary Care Network, P.A. and EmCare
      OP, L.P. (incorporated by reference to Exhibit No. 10.41 to the Company's
      Registration Statement No. 33-81830 on Form S-1).

10.30 Management Agreement, dated as of July 24, 1995, between Network Family
      Physicians, P.A. and Network Family Physicians of McKinney, Inc.
      (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.31 Management Agreement, dated as of September 22, 1995, between Bedford
      Family Physicians, P.A. and Bedford Family Physicians I, Inc.
      (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.32 Management Services Agreement, dated as of September 1, 1996, between
      EmCare, Inc. and Emergency Physicians of Northern California, Inc.

10.33 Management Services Agreement, dated as of November 1, 1996, between
      EmCare, Inc. and Gould Physicians, P.A.

10.34 Subcontractor Agreement, dated as of December 1, 1993, between EmCare
      Medical Services of Pennsylvania, P.C. and EmCare, Inc. (incorporated by reference to Exhibit No. 10.26 to the Company's Registration Statement No.
      33-81830 on Form S-1).

10.35 Texas Operations Management Agreement, dated as of December 31, 1993, between EmCare, Inc. and EmCare OP, L.P. (incorporated by reference to
      Exhibit No. 10.27 to the Company's Registration Statement No. 33-81830 on
      Form S-1).

10.36 Credit Agreement, dated as of July 1, 1994, between EmCare Medical
      Services of New York, P.C., and EmCare OP, L.P. (incorporated by reference to Exhibit No. 10.31 to the Company's Registration Statement No. 33-81830 on Form S-1).

10.37 Credit Agreement, dated as of July 1, 1994, between Emergency Health
      Services Associates, and EmCare OP, L.P. (incorporated by reference to
      Exhibit No. 10.32 to the Company's Registration Statement No. 33-81830 on
      Form S-1).

10.38 Credit Agreement, dated as of July 1, 1994, between Emergency Health
      Services Associates of New Mexico, P.C., and EmCare OP, L.P. (incorporated by reference to Exhibit No. 10.33 to the Company's Registration Statement
      No. 33-81830 on Form S-1).

10.39 Credit Agreement, dated as of July 1, 1994, between National Primary Care
      Network, P.A. and EmCare OP, L.P. (incorporated by reference to Exhibit
      No. 10.30 to the Company's Registration Statement No. 33-81830 on Form
      S-1).

10.40 Credit Agreement, dated as of July 1, 1994, between EmCare Medical
      Services of Pennsylvania, P.C., and EmCare OP, L.P. (incorporated by reference to Exhibit No. 10.34 to the Company's Registration Statement No.
      33-81830 on Form S-1).

11.1  Statement Re: Computation of Per Share Earnings.

21.1  Subsidiaries of the Company.

EXHIBIT NO.                          DESCRIPTION
----------                           -----------
23.1  Consent of Ernst & Young LLP concerning the incorporation by reference of its report on the Company's consolidated financial statements into the
      Company's Registration Statements Nos. 33-94684 and 333-12965 on Form S-8.

27.1  Financial Data Schedule (EDGAR filing only).

99.1  Financial Statement Schedule--Valuation and Qualifying Accounts.

REPORTS ON FORM 8-K

           None.


                         [SIGNATURES ON THE NEXT PAGE]

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date March 27, 1997                     EMCARE HOLDINGS INC.

                                        By: /s/ Leonard M. Riggs, Jr., M.D.
                                           -----------------------------------
                                        Name:  Leonard M. Riggs, Jr., M.D.
                                        Title: Chairman of the Board and Chief
                                               Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


         Signature                           Title                         Date
         ---------                           -----                         ----
/s/ Robert F. Anderson, II           Chief Financial Officer, Senior   March 27, 1997
----------------------------------   Vice President, Secretary,
ROBERT F. ANDERSON, II               and Treasurer


/s/ Andrew G. Buck                   Chief Accounting Officer and      March 27, 1997
----------------------------------   Vice President
ANDREW G. BUCK


/s/ Terry Hartshorn                  Director                          March 27, 1997
----------------------------------
TERRY HARTSHORN


/s/ James T. Kelly                   Director                          March 27, 1997
----------------------------------
JAMES T. KELLY


/s/ William F. Miller, III           President, Chief Operating        March 27, 1997
----------------------------------   Officer, and Director
WILLIAM F. MILLER, III


/s/ Andrew M. Paul                   Director                          March 27, 1997
----------------------------------
ANDREW M. PAUL


/s/ Leonard M. Riggs, Jr., M.D.      Chairman of the Board, Chief      March 27, 1997
----------------------------------   Executive Officer, and Director
LEONARD M. RIGGS, JR., M.D.


/s/ Richard H. Stowe                 Director                          March 27, 1997
----------------------------------
RICHARD H. STOWE

                                 EXHIBIT INDEX


EXHIBIT NO.                          DESCRIPTION
----------                           -----------
2.1  Securities Purchase Agreement, dated as of February 4, 1992, among the
     Company, EmCare, Inc., Leonard M. Riggs, Jr., M.D., William F. Miller,
     III, WCAS Capital Partners II, L.P., and certain other persons
     (incorporated by reference to Exhibit No. 10.17 to the Company's
     Registration Statement No. 33-81830 on Form S-1).

2.2  Amendment No. 1 to Securities Purchase Agreement, dated as of May 10,
     1993, among the Company, EmCare, Inc., Leonard M. Riggs, Jr., M.D.,
     William F. Miller, III, and certain other persons (incorporated by reference to Exhibit No. 10.18 to the Company's Registration Statement No.
     33-81830 on Form S-1).

2.3 Waiver and Release and Agreement Restricting Transfer of Shares, dated as of January 15, 1994, among the Company, EmCare, Inc., Leonard M. Riggs,
     Jr., M.D., William F. Miller, III, and certain other persons (incorporated by reference to Exhibit No. 10.19 to the Company's Registration Statement
     No. 33-81830 on Form S-1.).

2.4 Agreement and Plan of Merger, dated as of February 24, 1995, among the Company, Capital Equity Associates, LLC, CEA, and its Class A Stockholders
     (incorporated by reference to Exhibit No. 2.1 to the Company's Current
     Report on Form 8-K filed on March 14, 1995, as amended by a Current Report on Form 8-K/A filed on May 15, 1995).

2.5  Stock Purchase Agreement, dated September 7, 1995, among EmCare, Inc.,
     RTI, and Stuart L. Wolf, the sole stockholder of RTI (incorporated by reference to Exhibit No. 2.1 to the Company's Current Report on Form 8-K filed on September 22, 1995, as amended by a Current Report on Form 8-K/A filed on November 7, 1995).

2.6  Stock Purchase Agreement, dated as of April 1, 1996, among the Company,
     EmCare, Inc., MESA, and the MESA shareholders (incorporated by reference to Exhibit No. 2.1 to the Company's Current Report on Form 8-K filed on
     May 15, 1996, as amended by a Current Report on Form 8-K/A filed on July
     15, 1996).

3.1  Charter of the Company (incorporated by reference to Exhibit Nos. 3.2 and
     3.5 to the Company's Registration Statement No. 33-81830 on Form S-1).

3.2 Bylaws of the Company (incorporated by reference to Exhibit No. 3.4 to the Company's Registration Statement No. 33-81830 on Form S-1 ).

EXHIBIT NO.                          DESCRIPTION
----------                           -----------
4.1  Specimen Common Stock certificate (incorporated by reference to Exhibit
     No. 4.1 to the Company's Registration Statement No. 33-81830 on Form S-1).

4.2  Registration Rights Agreement, dated as of February 5, 1992, among Leonard
     M. Riggs, Jr., M.D., William F. Miller, III, WCAS Capital Partners II,
     L.P., and certain other persons (incorporated by reference to Exhibit No.
     4.2 to the Company's Registration Statement No. 333-81830 on Form S-1).

10.1 Amended and Restated Stock Option and Restricted Stock Purchase Plan, as amended.

10.2 Non-Qualified Stock Option Agreement, dated February 4, 1992, between the
     Company and Leonard M. Riggs, Jr., M.D. (incorporated by reference to
     Exhibit No. 10.7 to the Company's Registration Statement No. 33-81830 on
     Form S-1).

10.3 Amendment No. 1 to Non-Qualified Stock Option Agreement, dated as of
     December 31, 1993, between the Company and Leonard M. Riggs, Jr., M.D.
     (incorporated by reference to Exhibit No. 10.8 to the Company's
     Registration Statement No. 33-81830 on Form S-1).

10.4 Letter Agreement Regarding Additional Non-Qualified Stock Option
     Agreement, dated February 4, 1992, between the Company and Leonard M.
     Riggs, Jr., M.D. (incorporated by reference to Exhibit No. 10.9 to the
     Company's Registration Statement No. 33-81830 on Form S-1).

10.5 Amendment No. 1 to Additional Non-Qualified Stock Option Agreement, dated as of December 31, 1993, between the Company and Leonard M. Riggs, Jr.,
     M.D. (incorporated by reference to Exhibit No. 10.10 to the Company's
     Registration Statement No. 33-81830 on Form S-1).

10.6 Non-Qualified Stock Option Agreement, dated as of December 31, 1993, between the Company and Leonard M. Riggs, Jr., M.D. (incorporated by reference to Exhibit No. 10.15 to the Company's Registration Statement No.
     33-81830 on Form S-1).

10.7 Non-Qualified Stock Option Agreement, dated as of February 4, 1992, between the Company and William F. Miller, III (incorporated by reference to Exhibit No. 10.11 to the Company's Registration Statement No. 33-81830 on Form S-1).

10.8 Amendment No. 1 to Non-Qualified Stock Option Agreement, dated as of
     December 31, 1993, between the Company and William F. Miller, III
     (incorporated by reference to Exhibit No. 10.12 to the Company's
     Registration Statement No. 33-81830 on Form S-1).

EXHIBIT NO.                          DESCRIPTION
----------                           -----------
10.9  Letter Agreement Regarding Additional Non-Qualified Stock Option
      Agreement, dated February 4, 1992, between the Company and William F.
      Miller, III (incorporated by reference to Exhibit No. 10.13 to the
      Company's Registration Statement No. 33-81830 on Form S-1).

10.10 Amendment No. 1 to Additional Non-Qualified Stock Option Agreement, dated as of December 31, 1993, between the Company and William F. Miller, III
      (incorporated by reference to Exhibit No. 10.14 to the Company's
      Registration Statement No. 33-81830 on Form S-1).

10.11 Non-Qualified Stock Option Agreement, dated as of December 31, 1993, between the Company and William F. Miller, III (incorporated by reference to Exhibit No. 10.16 to the Company's Registration Statement No. 33-81830 on Form S-1).

10.12 Form of Amendment to Non-Qualified Stock Option Agreement issued to
      Leonard M. Riggs, Jr., M.D., and William F. Miller, III, as of December
      31, 1993 (incorporated by reference to Exhibit No. 10.43 to the Company's
      Registration Statement No. 33-81830 on Form S-1).

10.13 Amended and Restated Employment Agreement, dated as of February 5, 1992, between the Company and Leonard M. Riggs, Jr., M.D., with Addendum.

10.14 Amended and Restated Employment Agreement, dated as of February 5, 1992, between the Company and William F. Miller, III, with Addendum.

10.15 Severance Agreement, dated as of November 1, 1996, between the Company and Robert F. Anderson, II.

10.16 Third Amended and Restated Loan Agreement, dated March 7, 1997, among the Company, EmCare, Inc., Texas Commerce Bank National
      Association, and certain other banks.

10.17 Lease Agreement, dated May 23, 1989, between Elm Block Development
      Limited Partnership and EmCare, Inc., as amended (incorporated by reference to Exhibit No. 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.18 Lease Agreement, dated December 27, 1995, between Walroad Associates,
      L.P. and RTI (incorporated by reference to Exhibit 10.36 to the Company's
      Annual Report on Form 10-K for the year ended December 31, 1995).

EXHIBIT NO.                          DESCRIPTION
----------                           -----------
10.19 Stock Transfer and Option Agreement, dated as of February 24, 1997, among EmCare, Inc., certain PAs, and Leonard M. Riggs, Jr., M.D.

10.20 Stock Transfer and Option Agreement, dated as of February 24, 1997, among EmCare, Inc., certain PAs, and Steven W. Cooley, M.D.

10.21 Amended and Restated Memorandum of Understanding among the Company, its subsidiaries, and certain professional associations and corporations
      (incorporated by reference to Exhibit No. 10.44 to the Company's
      Registration Statement No. 33-81830 on Form S-1).

10.22 Administrative Management Agreement, dated as of December 31, 1993, between EmCare Medical Services of New York, P.C. and EmCare OP, L.P.
      (incorporated by reference to Exhibit No. 10.22 to the Company's
      Registration Statement No. 33-81830 on Form S-1).

10.23 Amendment No. 1 to Administrative Management Agreement, dated as of
      August 17, 1994, between EmCare Medical Services of New York, P.C., and
      EmCare OP, L.P. (incorporated by reference to Exhibit No. 10.38 to the
      Company's Registration Statement No. 33-81830 on Form S-1).

10.24 Administrative Management Agreement, dated as of December 31, 1993, between Emergency Health Services Associates and EmCare OP, L.P.
      (incorporated by reference to Exhibit No. 10.23 to the Company's
      Registration Statement No. 33-81830 on Form S-1).

10.25 Amendment No. 1 to Administrative Management Agreement, dated as of
      August 17, 1994, between Emergency Health Services Associates and EmCare
      OP, L.P. (incorporated by reference to Exhibit No. 10.39 to the Company's
      Registration Statement No. 33-81830 on Form S-1).

10.26 Administrative Management Agreement, dated as of December 31, 1993, between Emergency Health Services Associates of New Mexico, P.C. and
      EmCare OP, L.P. (incorporated by reference to Exhibit No. 10.24 to the
      Company's Registration Statement No. 33-81830 on Form S-1).

10.27 Amendment No. 1 to Administrative Management Agreement, dated as of
      August 17, 1994, between Emergency Health Services Associates of New
      Mexico, P.C., and EmCare OP, L.P. (incorporated by reference to Exhibit
      No. 10.40 to the Company's Registration Statement No. 33-81830 on Form
      S-1).

EXHIBIT NO.                          DESCRIPTION
----------                           -----------
10.28 Administrative Management Agreement, dated as of December 31, 1993, between National Primary Care Network, P.A. and EmCare OP, L.P.
      (incorporated by reference to Exhibit No. 10.25 to the Company's
      Registration Statement No. 33-81830 on Form S-1).

10.29 Amendment No. 1 to Administrative Management Agreement, dated as of
      August 17, 1994, between National Primary Care Network, P.A. and EmCare
      OP, L.P. (incorporated by reference to Exhibit No. 10.41 to the Company's
      Registration Statement No. 33-81830 on Form S-1).

10.30 Management Agreement, dated as of July 24, 1995, between Network Family
      Physicians, P.A. and Network Family Physicians of McKinney, Inc.
      (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.31 Management Agreement, dated as of September 22, 1995, between Bedford
      Family Physicians, P.A. and Bedford Family Physicians I, Inc.
      (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.32 Management Services Agreement, dated as of September 1, 1996, between
      EmCare, Inc. and Emergency Physicians of Northern California, Inc.

10.33 Management Services Agreement, dated as of November 1, 1996, between
      EmCare, Inc. and Gould Physicians, P.A.

10.34 Subcontractor Agreement, dated as of December 1, 1993, between EmCare
      Medical Services of Pennsylvania, P.C. and EmCare, Inc. (incorporated by reference to Exhibit No. 10.26 to the Company's Registration Statement No.
      33-81830 on Form S-1).

10.35 Texas Operations Management Agreement, dated as of December 31, 1993, between EmCare, Inc. and EmCare OP, L.P. (incorporated by reference to
      Exhibit No. 10.27 to the Company's Registration Statement No. 33-81830 on
      Form S-1).

10.36 Credit Agreement, dated as of July 1, 1994, between EmCare Medical
      Services of New York, P.C., and EmCare OP, L.P. (incorporated by reference to Exhibit No. 10.31 to the Company's Registration Statement No. 33-81830 on Form S-1).

10.37 Credit Agreement, dated as of July 1, 1994, between Emergency Health
      Services Associates, and EmCare OP, L.P. (incorporated by reference to
      Exhibit No. 10.32 to the Company's Registration Statement No. 33-81830 on
      Form S-1).

10.38 Credit Agreement, dated as of July 1, 1994, between Emergency Health
      Services Associates of New Mexico, P.C., and EmCare OP, L.P. (incorporated by reference to Exhibit No. 10.33 to the Company's Registration Statement
      No. 33-81830 on Form S-1).

10.39 Credit Agreement, dated as of July 1, 1994, between National Primary Care
      Network, P.A. and EmCare OP, L.P. (incorporated by reference to Exhibit
      No. 10.30 to the Company's Registration Statement No. 33-81830 on Form
      S-1).

10.40 Credit Agreement, dated as of July 1, 1994, between EmCare Medical
      Services of Pennsylvania, P.C., and EmCare OP, L.P. (incorporated by reference to Exhibit No. 10.34 to the Company's Registration Statement No.
      33-81830 on Form S-1).


EXHIBIT NO.                          DESCRIPTION
----------                           -----------
11.1  Statement Re: Computation of Per Share Earnings.

21.1  Subsidiaries of the Company.

23.1 Consent of Ernst & Young LLP concerning the incorporation by reference of its report on the Company's consolidated financial statements into the Company's Registration Statements Nos. 33-94684 and 333-12965 on Form S-8.

27.1  Financial Data Schedule (EDGAR filing only).

99.1  Financial Statement Schedule--Valuation and Qualifying Accounts.