Form 10-Q
period 1997-03-31
EMCARE HOLDINGS INC
filed 1997-05-15
CIK 900083

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR
   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                            Yes  [X]                 No  [ ]


As of April 30, 1997, there were 8,186,911 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                              EMCARE HOLDINGS INC.


                                     INDEX


PART I.        FINANCIAL INFORMATION                                            PAGE NO.
                                                                                --------
               Item 1.     Financial Statements

                           Consolidated Statements of Income-
                              Quarters Ended March 31, 1997 and
                              1996                                                3

                           Consolidated Balance Sheets-
                              March 31, 1997 and December 31, 1996                4

                           Consolidated Statements of Cash Flows-
                              Quarters Ended March 31, 1997 and
                              1996                                                5

                           Notes to Consolidated Financial Statements             6

               Item 2.     Management's Discussion and Analysis of
                           Financial Condition and Results of Operations          8

               Item 3.     None                                                   12

PART II.       OTHER INFORMATION

               Item 1.     Legal Proceedings                                      12

               Item 6.     Exhibits                                               12

               SIGNATURE                                                          13

PART I.        FINANCIAL INFORMATION

               ITEM 1.       FINANCIAL STATEMENTS


                              EMCARE HOLDINGS INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                             Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             1997        1996
                                                           --------    --------
Net revenue                                                $ 59,510    $ 44,235
Professional expenses                                        47,660      35,315
                                                           --------    --------
Gross profit                                                 11,850       8,920

Expenses:
   General and administrative                                 4,771       4,245
   Depreciation                                                 317         259
   Amortization                                               1,161         550
                                                           --------    --------
                                                              6,249       5,054
                                                           --------    --------
Income from operations                                        5,601       3,866
Interest expense                                               (812)       (172)
Interest income                                                  72          72
                                                           --------    --------
Income before income taxes                                    4,861       3,766
Income tax expense                                            1,847       1,431
                                                           --------    --------
Net income                                                 $  3,014    $  2,335
                                                           ========    ========
Net income per share                                       $   0.35    $   0.28
                                                           ========    ========
Weighted average common and common equivalent shares
   outstanding                                                8,537       8,433
                                                           ========    ========




                            See accompanying notes.

                              EMCARE HOLDINGS INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                  MARCH 31,    DECEMBER 31,
                                                                                    1997           1996
                                                                                 -----------   -----------
                                                                                 (UNAUDITED)
                                     ASSETS
Current Assets:
    Cash and cash equivalents                                                    $     8,076   $     7,329
    Accounts receivable, net                                                          50,218        46,413
    Prepaid insurance                                                                  5,730           392
    Other current assets                                                               1,938         1,624
                                                                                 -----------   -----------
Total current assets                                                                  65,962        55,758
Furniture and office equipment, net                                                    4,495         4,418
Deferred tax asset                                                                     4,696         4,981
Other assets:
    Goodwill                                                                          61,559        58,488
    Contracts                                                                         16,279        15,463
    Non-competition agreements                                                         6,289         6,104
    Deferred financing costs and other                                                   691           694
                                                                                 -----------   -----------
                                                                                      84,818        80,749
    Less accumulated amortization                                                      9,020         7,843
                                                                                 -----------   -----------
                                                                                      75,798        72,906
                                                                                 -----------   -----------
Total assets                                                                     $   150,951   $   138,063
                                                                                 ===========   ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                             $       740   $       326
    Accrued expenses:
      Physician fees                                                                  11,404        10,623
      Accrued salaries and other compensation                                          4,135         5,579
      Collection fees                                                                    655           344
      Accrued federal and state income taxes                                           2,585         1,463
      Department of Justice Settlement                                                 8,242         8,379
      Other accrued liabilities                                                        4,870         3,206
    Deferred tax liability                                                               331           331
    Short-term debt and current portion of long-term obligations                      10,234         5,589
                                                                                 -----------   -----------

Total current liabilities                                                             43,196        35,840

Long-term obligations, less current portion                                           37,643        34,879
Professional liability insurance                                                       4,911         5,616

Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.01 par value:
     Authorized shares - 5,000,000
     No shares issued or outstanding                                                    --            --
   Common stock, $0.01 par value:
     Authorized shares - 25,000,000
     Issued and outstanding shares - 8,179,000 at March 31, 1997 and 8,150,000
        at December 31, 1996                                                              82            82
      Shares to be issued                                                              1,500         1,500
   Additional paid-in capital                                                         43,555        43,096
   Retained earnings                                                                  20,064        17,050
                                                                                 -----------   -----------
Total stockholders' equity                                                            65,201        61,728
                                                                                 -----------   -----------
Total liabilities and stockholders' equity                                       $   150,951   $   138,063
                                                                                 ===========   ===========


                             See accompanying notes

                             EMCARE HOLDINGS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                   ----------------------
                                                                                     1997         1996
                                                                                   ---------    ---------
OPERATING ACTIVITIES
Net income                                                                         $   3,014    $   2,335
Adjustments to reconcile net income to net cash used in operating activities:
    Deferred income taxes                                                               (173)        (283)
    Non-cash interest expense                                                            235           92
    Amortization                                                                         317          550
    Depreciation                                                                       1,161          259
    Changes in operating assets and liabilities, net of effects of acquisitions:
      Accounts receivable                                                             (1,905)      (1,236)
      Accounts payable and accrued expenses                                            1,311       (1,317)
      Professional liability insurance                                                  (747)          50
      Prepaid insurance and other assets                                              (5,652)      (5,393)
                                                                                   ---------    ---------
Net cash used in operating activities                                                 (2,439)      (4,943)
INVESTING ACTIVITIES
Sales of marketable securities                                                          --          1,507
Purchases of furniture and office equipment                                             (441)        (556)
Other                                                                                     30         (227)
                                                                                   ---------    ---------
Net cash (used in) provided by investing activities                                     (411)         724
FINANCING ACTIVITIES
Proceeds from borrowings                                                              23,268        4,000
Payments on short-term borrowings and long-term obligations                          (20,130)      (1,394)
Proceeds from exercise of stock options                                                  459          935
                                                                                   ---------    ---------
Net cash provided by financing activities                                              3,597        3,541
                                                                                   ---------    ---------
Net increase (decrease) in cash and cash equivalents                                     747         (678)
Cash and cash equivalents at beginning of period                                       7,329        7,781
                                                                                   ---------    ---------
Cash and cash equivalents at end of period                                         $   8,076    $   7,103
                                                                                   =========    =========

SUPPLEMENTAL DISCLOSURES
Cash paid for:
    Interest                                                                       $     801    $      69
                                                                                   =========    =========
    Income taxes                                                                   $   1,070    $   1,520
                                                                                   =========    =========




                            See accompanying notes.

                              EMCARE HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1997

1.     BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the EmCare Holdings Inc. Form 10-K for the year ended December 31, 1996.

2.      ACCOUNTS RECEIVABLE AND NET REVENUE

       Accounts receivable are recorded at net realizable value. The allowance for contractual adjustments and charity and other adjustments is based on historical experience and future expectations. Accounts receivable consist of the following (in thousands):


                                                                    MARCH 31,    DECEMBER 31,
                                                                      1997          1996
                                                                   -----------   -----------
Independent billing                                                $   112,804   $   103,016
Hospital contract                                                       12,821        12,913
Billing receivables                                                      2,149         2,161
Locum tenens                                                             1,160           934
                                                                   -----------   -----------
                                                                       128,934       119,024

Less allowance for contractual adjustments and charity and other
    adjustments                                                         78,716        72,611
                                                                   -----------   -----------

                                                                   $    50,218   $    46,413
                                                                   ===========   ===========


       NET REVENUE CONSISTS OF THE FOLLOWING (IN THOUSANDS):


                                                       Three Months
                                                      Ended March 31,
                                                     -----------------
                                                      1997      1996
                                                     -------   -------
Gross revenue                                        $96,361   $71,943
Less provision for contractual adjustments
  and charity and other adjustments                   36,851    27,708
                                                     -------   -------

Net revenue                                          $59,510   $44,235
                                                     =======   =======

3.     LITIGATION

       EmCare Holdings Inc., together with its subsidiaries and affiliates (the "Company"), has reached an agreement in principle with the Civil Division of the U.S. Department of Justice (DOJ) to settle the claims alleged against it in the civil lawsuit styled United States ex rel. Theresa Semtner v. Emergency Physician Billing Services, Inc. et al. Emergency Physician Billing Services, Inc. ("EPBS") is an outside vendor that provided billing services on a contract basis for the Company and others. The suit alleges improper coding of charges for emergency department services reimbursed under the Medicare, Medicaid, CHAMPUS, and Federal Employees Health Benefits programs.

       Under the agreement in principle, the Company has agreed to pay $7,750,000 to the United States and the various states for settlement of the lawsuit. In return, the DOJ lawsuit will be dismissed with prejudice as to the Company. An additional $250,000 in relator's attorneys' fees and $450,000 in other expenses is also expected to be incurred. The Company does not admit any of the allegations of the DOJ Lawsuit or any related liability, and the Company anticipates that the settlement will insure the Company's rights to participate fully in the future in Medicare, Medicaid, CHAMPUS, and Federal Employees Health Benefits programs. The agreement is subject to execution of a definitive settlement agreement after final approval by the DOJ and the states. The related settlement expenses have been accrued for in the 1996 financial statements.

       The Company is also a defendant in various other legal proceedings arising in the ordinary course of business. Although the results of litigation cannot be predicted with certainty, management believes that the outcome of the pending other litigation will not have a material adverse effect on the Company's consolidated financial statements.

4.     EARNINGS PER SHARE

       In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 to $0.37 and $0.29 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         EmCare Holdings Inc. is a leading provider of physician practice management services in hospital emergency departments ("EDs") and other practice settings. The Company recruits and evaluates the credentials of physicians and arranges contracts and schedules for their services. The Company also assists the EDs in operational areas such as staff coordination, quality assurance, and departmental accreditation. In addition, the Company provides accounting, billing, record keeping, and other administrative services. The Company and its predecessors has managed emergency physician practices for more than 20 years primarily in larger hospitals with high volume EDs. At March 31, 1997, the Company had management contracts relating to 143 EDs in 19 states with approximately 2.5 million patient visits per year. In addition to the Company's higher volume emergency physician practice management, the Company provides physician practice management services for inpatient care, lower volume emergency medicine practices, and a primary care physician group practice. The Company also provides billing services for emergency physician practice management contracts and provides physician placement services, primarily on a locum tenens (temporary) basis, across a broad range of medical specialties.

         Beginning in January 1994 and continuing through March 1997, the Company completed eleven acquisitions involving companies providing emergency physician practice management, thereby acquiring contracts to provide services at 84 EDs in eight new markets. The EDs associated with these contracts accounted for net revenue of $22 million for the three months ended March 31, 1997. The aggregate consideration in connection with these acquisitions was $68.1 million, which consisted of $43.9 million in cash, $15.4 million of obligations, and 489,688 shares of Common Stock valued at $8.8 million. The Company allocated $3.4 million of the consideration to non-competition agreements.

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of net revenue, certain statement of income data for the periods indicated as well as percentage changes from period to period in the data presented:


                                                     THREE MONTHS
                                                    ENDED MARCH 31,           1997
                                                 ----------------------     COMPARED
                                                   1997         1996        TO 1996
                                                 ---------    ---------    ---------
Net revenue                                        100.0%       100.0%        34.5%
Professional expenses                               80.1         79.8         35.0
Gross profit                                        19.9         20.2         32.8
General and administrative expenses                  8.0          9.6         12.4
Depreciation and amortization                        2.5          1.8         82.7
Income from operations                               9.4          8.7         44.9
Income before income taxes                           8.2          8.5         29.1

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

         Net Revenue. Net revenue increased $15.3 million, or 34.5%, to $59.5 million for the three months ended March 31, 1997 from $44.2 million for the three months ended March 31, 1996. Of this increase, $14.9 million was attributable to increased revenue from the Company's ED contracts. Net revenue from the Company's billing companies increased $263,000, contributing 0.6% of the 34.5% total period to period increase. Net revenue from other non-ED services remained materially unchanged from period to period.

         Same ED contract revenue increased $2.2 million, or 6.2%, to $37.8 million for the three months ended March 31, 1997 from $35.6 million for the three months ended March 31, 1996, contributing 5.0% of the 34.5% total period-to-period increase. "Same ED" contract revenue consists of revenue derived from EDs under management from the beginning of the prior period through the end of the current period. New ED contracts generated by the Company's marketing activities contributed $634,000 of the increase in net revenue, or 1.4% of the 34.5% total period-to-period increase. Acquisitions contributed $15.6 million of the increase in net revenue, or 35.3% of the 34.5% total period-to-period increase. Included in the period-to-period increase in net revenue is a negative impact of $3.5 million, or 7.9% of the 34.5% total period-to-period increase caused by the loss of contracts.

         Professional Expenses. Professional expenses primarily consist of fees paid to physicians under contract with the Company, collection fees relating to independent billing contracts billed by vendors, operating expenses for the Company's billing subsidiaries, and professional liability insurance premiums for physicians under contract. Professional expenses increased by $12.4 million, or 35.0%, to $47.7 million for the three months ended March 31, 1997 from $35.3 million for the three months ended March 31, 1996. This increase was primarily attributable to the addition of 75 new ED contracts from March 31, 1996 to March 31, 1997. As a percentage of net revenue, professional expenses increased to 80.1% in the three months ended March 31, 1997 from 79.8% in the same period in 1996.

         General and Administrative Expenses. General and administrative expenses increased by $526,000, or 12.4%, to $4.8 million for the three months ended March 31, 1997 from $4.2 million for the three months ended March 31, 1996. This increase is primarily attributable to the incremental administrative costs related to the new EDs under management. As a percentage of net revenue, general and administrative expenses decreased to 8.0% in the three months ended March 31, 1997 from 9.6% in the same period in 1996. The Company has been able to add additional revenue growth with minimal increases in corporate overhead.

         Depreciation and Amortization. Depreciation and amortization consist principally of amortization of goodwill, contracts and non-competition agreements entered into in connection with business acquisitions. Depreciation and amortization increased by $669,000, or 82.7%, to $1.5 million for the three months ended March 31, 1997 from $809,000 for the three months ended March 31, 1996, principally due to business acquisitions.

         Interest Income/Expense. Interest expense increased by $640,000 to $812,000 for the three months ended March 31, 1997 from $172,000 for the three months ended March 31, 1996, principally due to interest on the line of credit as a result of borrowings for acquisitions made in late 1996. Interest income remained unchanged from period to period.

         Income Taxes. The Company's effective tax rate remained unchanged at 38.0% from period to period.

LIQUIDITY AND CAPITAL RESOURCES

         SOURCES OF LIQUIDITY. At March 31, 1997, the Company had $22.8 million in working capital, an increase of $2.9 million from December 31, 1996. At March 31, 1997, the Company's principal sources of liquidity consisted of (i) cash and cash equivalents aggregating $8.1 million, (ii) accounts receivable totaling $50.2 million, and (iii) $68.4 million in borrowing capacity under a revolving line of credit (the "Revolver") with a syndicate of lenders.

         1997. In the three months ended March 31, 1997, $2.4 million in cash was used to support operating activities. This amount reflects the increase in accounts receivable due to growth in the number of EDs, an increase in prepaid insurance, and a decrease in accounts payable and accrued expenses. Cash of $411,000 was used in investing activities for the three months ended March 31, 1997 as a result of the purchase of furniture and office equipment. Cash of $3.6 million was provided by financing activities for the three months ended March 31, 1997 as proceeds from borrowings and the exercise of stock options exceeded payments on obligations.

         1996. In the three months ended March 31, 1996, $4.9 million in cash was used to support operating activities. This amount reflects the increase in accounts receivable due to growth in the number of EDs, an increase in prepaid insurance, and a decrease in accounts payable and accrued expenses. Cash of $724,000 was provided by investing activities for the three months ended March 31, 1996 as the proceeds from the sale of marketable securities exceeded the purchase of furniture and office equipment. Cash of $3.5 million was provided by financing activities for the three months ended March 31, 1996 as proceeds from borrowings and the exercise of stock options exceeded payments on obligations.

         ACCOUNTS RECEIVABLE. Accounts receivable are a key component of the Company's working capital. Accounts receivable totaled $50.2 million at March 31, 1997, an increase of $3.8 million over December 31, 1996. The timing of payments on the Company's accounts receivable can vary significantly depending on whether the related contract is a hospital-based or independent billing contract. Independent billing receivables have a significantly longer collection cycle than hospital-based billing receivables because of the process of billing and collecting from third-party payor programs and private payors. The number of days revenue in average receivables was 73 days for the three months ended March 31, 1997, compared to 63 days for the three months ended March 31, 1996. This increase is due to the build-up of accounts receivable as a result of the transition of independent billing contracts from third-party billing companies to the Company's billing subsidiary as well as accounts receivable acquired through acquisitions. In connection with independent billing contracts, the Company incurs, and can expect to incur in the future, negative cash flow during the start-up phase of a contract (typically six months or more after the contract is initiated).

         INCREASE IN REVOLVER. On March 7, 1997, the Company entered into an agreement to increase the borrowing capacity under the Revolver from $50 million to $100 million. Under the Revolver, a bank acts as the administrative agent for a syndicate of lenders. The Revolver permits the Company to borrow up to $100 million for working capital and acquisition purposes. The Revolver matures on March 7, 2000. Borrowings under the Revolver bear interest at variable rates based, at the Company's option, on the bank's base rate or the eurodollar rate. There was an outstanding balance of $31.6 million under the Revolver as of March 31, 1997.

         PROFESSIONAL LIABILITY INSURANCE. The Company currently procures and partially finances, and expects to continue to procure and partially finance, professional liability insurance on behalf of most physicians under contract with the Company. The current policy expires December 31, 1998.

         CAPITAL EXPENDITURES. The Company's annual capital expenditures have typically been for data processing equipment and leasehold improvements at the Company's corporate offices. In the foreseeable future, annual capital expenditures are not expected to exceed $2 million per year.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The Company operates in a constantly changing health care environment. While overall prospects are positive, results may vary in response to a number of factors, including the pace of new business and acquisition activity, reimbursement rates and developments in the Department of Justice (DOJ) civil lawsuit. The foregoing statements and other statements in this Form 10Q not based upon historical fact are forward-looking statements that involve risks and uncertainties, and actual results could differ materially from these expectations. Important factors that could cause actual results to differ materially from the forward-looking statements include the pace of new business and acquisition activity, changes in payment rates, developments in the DOJ civil lawsuit (see Part II, Item 1, "Legal Proceedings" for a detailed discussion), and the transition of the Company's billing activities from outside vendors to RTI.

         INFLATION. The Company's business is labor-intensive with extensive reliance on independent contractor physicians. Fees paid to such physicians tend to increase during periods of inflation and when shortages in the labor market occur. Restrictions exist on payments by government and private medical insurance programs and pressure continues to contain the growth in the costs of such programs. The Company bears the risk that the payment rates set by such programs will not keep pace with inflation. Although the moderate inflation rates of the past several years have not posed significant problems for the Company, a substantial increase in the rate of inflation without a corresponding increase in payment rates would adversely affect the Company's business.

ITEM 3.

None.


PART II.                     OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

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

         Under the agreement in principle, the Company has agreed to pay $7,750,000 to the United States and the various states for settlement of the lawsuit. In return, the DOJ Lawsuit will be dismissed with prejudice as to the Company. An additional $250,000 in relator's attorneys' fees and $450,000 in other expenses is also expected to be incurred. The Company does not admit any of the allegations of the DOJ Lawsuit or any related liability, and the Company anticipates that the settlement will insure the Company's rights to participate fully in the future in Medicare, Medicaid, CHAMPUS, and Federal Employees Health Benefits programs. The agreement is subject to execution of a definitive settlement agreement after final approval by the DOJ and the various states. The related settlement expenses have been accrued for in 1996.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

          3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-81830 on Form S-1, declared effective on December 7, 1994 (the
                    "Registration Statement")).

          3.2 Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit No. 3.5 to the Registration Statement).

          3.3 Bylaws of the Company (incorporated by reference to Exhibit No. 3.4 to the Registration Statement).

          4.1 Specimen Common Stock certificate (incorporated by reference to Exhibit No. 4.1 to the Registration Statement).

          4.2 Registration Rights Agreement, dated as of February 5, 1992, among Leonard M. Riggs, Jr., M.D., William F.
                    Miller, III, WCAS Capital Partners II, L.P., and certain other persons (incorporated by reference to Exhibit No. 4.2 to the Registration Statement.

         10.1       Amended and Restated Stock Option Plan

         11.1       Computation of Net Income Per Share

         27.1       Financial Data Schedule (for SEC only)

B.       Form 8-K

         There were no reports on Form 8-K filed for the three months ended March 31, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:    May 15, 1997



                                         EMCARE HOLDINGS INC.
                                         (Registrant)



                                         By: /s/ Robert F. Anderson, II
                                            -----------------------------------
                                             Robert F. Anderson, II
                                             Chief Financial Officer, Senior
                                              Vice President, Treasurer, and
                                              Secretary

                                 EXHIBIT INDEX




  EXHIBIT NO.                     DESCRIPTION
  -----------                     -----------
     3.1            Amended and Restated Certificate of Incorporation of the
                    Company (incorporated by reference to Exhibit 3.2 to the
                    Company's Registration Statement No. 33-81830 on Form S-1,
                    declared effective on December 7, 1994 (the
                    "Registration Statement")).

     3.2 Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit No. 3.5 to the Registration Statement).

     3.3 Bylaws of the Company (incorporated by reference to Exhibit No. 3.4 to the Registration Statement).

     4.1 Specimen Common Stock certificate (incorporated by reference to Exhibit No. 4.1 to the Registration Statement).

     4.2            Registration Rights Agreement, dated as of February 5,
                    1992, among Leonard M. Riggs, Jr., M.D., William F.
                    Miller, III, WCAS Capital Partners II, L.P., and certain other persons (incorporated by reference to Exhibit No. 4.2 to the Registration Statement.

     10.1           Amended and Restated Stock Option Plan

     11.1           Computation of Net Income Per Share

     27.1           Financial Data Schedule (for SEC only)