Form 10-Q
period 1997-06-30
EMCARE HOLDINGS INC
filed 1997-08-14
CIK 900083

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                       OR
__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                        COMMISSION FILE NUMBER:  0-24986

                              EMCARE HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                13-3645287
   (State or other jurisdiction                  (I.R.S. Employer
        of incorporation or                   Identification Number)
          organization)

                          1717 MAIN STREET, SUITE 5200
                              DALLAS, TEXAS 75201
          (Address of principal executive offices, including zip code)
                                 (214) 712-2000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                   Yes      X                        No    __
As of July 31, 1997, there were 8,279,046 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                              EMCARE HOLDINGS INC.


                                     INDEX


PART I.  FINANCIAL INFORMATION                                                            PAGE NO.
         ---------------------                                                            --------

         Item 1.     Financial Statements

                     Consolidated Statements of Income-
                        Three and Six Months Ended
                        June 30, 1997 and 1996                                                3

                     Consolidated Balance Sheets-
                        June 30, 1997 and December 31, 1996                                   4

                     Consolidated Statements of Cash Flows-
                        Six Months Ended June 30, 1997 and 1996                               5

                     Notes to Consolidated Financial Statements                               6

          Item 2.     Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                           8

          Item 3.     Quantitative and Qualitative Disclosures
                      About Market Risk                                                      12


PART II.  OTHER INFORMATION
          -----------------

          Item 1.     Legal Proceedings                                                      13

          Item 4.     Submission of Matters to a Vote of Security Holders                    13

          Item 6.     Exhibits and Reports on Form 8-K                                       13

          SIGNATURE                                                                          14
          ---------

PART I.  FINANCIAL INFORMATION

         ITEM 1.       FINANCIAL STATEMENTS



                              EMCARE HOLDINGS INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                 JUNE 30,                  JUNE 30,
                                            -----------------        -----------------
                                            1997         1996        1997         1996
                                            ----         ----        ----         ----
Net revenue                                $61,867     $47,874      $121,377     $92,109
Professional expenses                       49,548      38,032        97,208      73,347
                                           -------    --------      --------     -------

Gross profit                                12,319       9,842        24,169      18,762

Expenses:

   General and administrative                4,816       4,514         9,587       8,759

   Depreciation                                331         297           648         556

   Amortization                              1,103         667         2,264       1,217
                                           -------    --------      --------     -------
                                             6,250       5,478        12,499      10,532
                                           -------    --------      --------     -------

Income from operations                       6,069       4,364        11,670       8,230
Interest expense                            (1,093)       (286)       (1,905)       (458)
Interest income                                 61          78           133         150
                                           -------    --------      --------     -------

Income before income tax expense             5,037       4,156         9,898       7,922
Income tax expense                           1,914       1,579         3,761       3,010
                                           -------    --------      --------     -------

Net income                                 $ 3,123    $  2,577       $ 6,137     $ 4,912
                                           =======    ========       =======     =======
Net income per common share:

    Primary                                $  0.36    $   0.30      $   0.71    $   0.58
                                           =======    ========      ========    ========
    Assuming full dilution                 $  0.35    $   0.30      $   0.70    $   0.58
                                           =======    ========      ========    ========
Weighted average common and
    common equivalent shares
    outstanding:

    Primary                                  8,728       8,615         8,633       8,524
                                           =======    ========      ========    ========
    Assuming full dilution                   8,890       8,615         8,720       8,538
                                           =======    ========      ========    ========





                            See accompanying notes.

                              EMCARE HOLDINGS INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                  JUNE 30,       DECEMBER 31,
                                                                    1997             1996
                                                                 -----------     ------------
                                     ASSETS                      (UNAUDITED)
Current Assets:
    Cash and cash equivalents                                     $    5,474       $    7,329
    Accounts receivable, net                                          53,747           46,413
    Prepaid insurance                                                  3,970              392
    Other current assets                                               5,887            1,624
                                                                  ----------      -----------

Total current assets                                                  69,078           55,758
Furniture and office equipment, net                                    4,689            4,418
Deferred tax asset                                                        --            4,981
Other assets:
    Goodwill                                                          69,698           58,488
    Contracts                                                         18,407           15,463
    Non-competition agreements                                         6,773            6,104

    Deferred financing costs and other                                   743              694
                                                                  ----------      -----------

                                                                      95,621           80,749
    Less accumulated amortization                                     10,140            7,843
                                                                  ----------      -----------

                                                                      85,481           72,906
                                                                  ----------       ----------

Total assets                                                      $  159,248       $  138,063
                                                                  ==========       ==========


                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

    Accounts payable                                              $      462      $       326
    Accrued expenses:
      Physician fees                                                  11,168           10,623
      Accrued salaries and other compensation                          5,393            5,579
      Collection fees                                                    421              344
      Accrued federal and state income taxes                             299            1,463
      Department of Justice settlement                                 8,250            8,379
      Other accrued liabilities                                        3,547            3,206
   Deferred tax liability                                                 --              331
   Short-term debt and current portion of
     long-term obligations                                            10,742            5,589
                                                                  ----------      -----------

Total current liabilities                                             40,282           35,840
Deferred tax liability                                                 1,032               --

Long-term obligations, less current portion                           43,520           34,879
Professional liability insurance                                       4,975            5,616

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.01 par value:
     Authorized shares - 5,000,000
     No shares issued or outstanding                                      --               --

   Common stock, $0.01 par value:
     Authorized shares - 25,000,000
     Issued and outstanding shares - 8,251,000 at
     June 30, 1997 and 8,150,000 at December 31, 1996                     83               82
     Shares to be issued                                               1,000            1,500

   Additional paid-in capital                                         45,169           43,096
   Retained earnings                                                  23,187           17,050
                                                                  ----------       ----------
Total stockholders' equity                                            69,439           61,728
                                                                  ----------       ----------
Total liabilities and stockholders' equity                        $  159,248       $  138,063
                                                                  ==========       ==========



                            See accompanying notes.

                              EMCARE HOLDINGS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                            ----------------------
                                                                              1997          1996
                                                                            --------      --------
OPERATING ACTIVITIES                                                        $  6,137      $  4,912

Net income
Adjustments to reconcile net income
  to net cash used in operating activities:
    Deferred income taxes                                                        497           222
    Non-cash interest expense                                                    447           180
    Depreciation                                                                 648           556
    Amortization                                                               2,264         1,217

    Changes in operating assets and liabilities, net of effects of acquisitions:

      Accounts receivable                                                     (3,672)       (1,894)
      Accounts payable and accrued expenses                                   (3,079)       (4,732)
      Professional liability insurance                                          (862)         (682)
      Prepaid insurance and other assets                                      (4,572)       (4,330)
                                                                            --------      --------

Net cash used in operating activities                                         (2,192)       (4.551)
                                                                            --------      --------

INVESTING ACTIVITIES
Sales of marketable securities                                                    --         1,507
Purchases of furniture and office equipment                                     (651)         (972)
Payments for acquisitions, net of cash acquired                              (23,542)       (8,331)
Other                                                                           (133)           --
                                                                            --------      --------


Net cash used in investing activities                                        (24,326)       (7,796)
                                                                            --------      --------



FINANCING ACTIVITIES
Proceeds from borrowings                                                      29,786        15,472
Payments on short-term borrowings and
  long-term obligations                                                       (6,697)       (5,891)
Proceeds from exercise of stock options                                        1,574         2,016
                                                                            --------      --------


Net cash provided by financing activities                                     24,663        11,597
                                                                            --------      --------


Net decrease in cash and cash equivalents                                     (1,855)         (750)


Cash and cash equivalents at beginning of period                               7,329         7,781
                                                                            --------      --------



Cash and cash equivalents at end of period                                  $  5,474      $  7,031
                                                                            ========      ========

SUPPLEMENTAL DISCLOSURES

Cash paid for:

    Interest                                                                $  1,298      $    164
                                                                            ========      ========
    Income taxes                                                            $  4,170      $  4,535
                                                                            ========      ========




                            See accompanying notes.

                              EMCARE HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1997

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the EmCare Holdings Inc. Form 10-K for the year ended December 31, 1996.

2.     ACCOUNTS RECEIVABLE AND NET REVENUE

      Accounts receivable are recorded at net realizable value. The allowance for contractual adjustments and charity and other adjustments is based on historical experience and future expectations. Accounts receivable consist of the following (in thousands):

                                                                             JUNE 30,     DECEMBER 31,
                                                                               1997           1996
                                                                             ---------    ------------
Independent billing                                                           $125,544       $103,016
Hospital contract                                                               14,529         12,913
Billing receivables                                                              2,390          2,161
Locum tenens                                                                     1,469            934
                                                                              --------       --------
                                                                               143,932        119,024
Less allowance for contractual adjustments and charity and other
    adjustments                                                                 90,185         72,611
                                                                              --------       --------
                                                                              $ 53,747       $ 46,413
                                                                              ========       ========

      Net revenue consists of the following (in thousands):

                                                      THREE MONTHS               SIX MONTHS
                                                     ENDED JUNE 30,            ENDED JUNE 30,
                                                   ------------------        -------------------
                                                     1997      1996            1997       1996
                                                   -------    -------        --------    -------
Gross revenue                                      $99,310    $75,611        $195,671    $147,554

Less provision for contractual adjustments
  and charity and other adjustments                 37,443     27,737          74,294      55,445
                                                   -------    -------        --------    --------

Net revenue                                        $61,867    $47,874        $121,377    $ 92,109
                                                   =======    =======        ========    ========


3.    DEBT

      On March 7, 1997, the Company entered into a new Revolver with a bank acting as administrative agent for a syndicate of lenders under which the Company can borrow up to $100 million for working capital and acquisition purposes. This revolving line of credit replaces the one that existed at December 31, 1996. The Revolver matures on March 7, 2000. Borrowings under the Revolver bear interest at variable rates based, at the Company's option, on the bank's base rate or the eurodollar rate. A per annum commitment fee varying from .1875% to .375% depending upon the Company's ratio of funded debt to operating cash flow is required on the unused portion of the commitment. There was an outstanding balance of $37.0 million under the Revolver as of June 30, 1997.

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

4.    LITIGATION

      EmCare Holdings Inc., together with its subsidiaries and affiliates (the "Company"), has settled the claims alleged against it in the civil lawsuit styled United States ex rel. Theresa Semtner v. Emergency Physician Billing Services, Inc. et al. in the United States District Court for the Western District of Oklahoma (the "DOJ Lawsuit"). Emergency Physician Billing Services, Inc. ("EPBS") is an outside vendor that provided billing services on a contract basis for the Company and others. The suit alleged improper coding of charges for emergency department services reimbursed under the Medicare, Medicaid, CHAMPUS, and Federal Employees Health Benefits programs.

      Under the settlement, the Company has agreed to pay $7,750,000 to the United States and the various states for settlement of the lawsuit and has paid $5.0 million in July 1997 of that amount with the balance due on or before January 5, 1998. The settlement provides for the DOJ Lawsuit to be dismissed with prejudice as to the Company. An additional $250,000 in relator's attorneys' fees and $450,000 in other expenses is also expected to be incurred. In the settlement, the Company does not admit any of the allegations of the DOJ Lawsuit or any related liability, and the settlement specifically provides for the Company to participate fully in the future in Medicare, Medicaid, CHAMPUS, and Federal Employees Health Benefits programs. The related settlement expenses were accrued for in the 1996 financial statements.

      The Company is also a defendant in various other legal proceedings arising in the ordinary course of business. Although the results of litigation cannot be predicted with certainty, management believes that the outcome of the pending other litigation will not have a material adverse effect on the Company.

5.    EARNINGS PER SHARE

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the second quarter ended June 30, 1997 and 1996 to $0.38 per share and $0.32 per share, respectively, and for the six months ended June 30, 1997 and 1996 to $0.74 per share and $0.61 per share, respectively. The impact of Statement 128 on the calculation of diluted earnings per share for these quarters is not expected to be material.

6.    SUBSEQUENT EVENT

      On July 29, 1997 the Company entered into a definitive agreement under which a newly formed wholly-owned subsidiary of Laidlaw Inc. (the obligations of which are guaranteed by Laidlaw) has agreed to acquire all outstanding shares of the Company in a cash tender offer. Under the terms of the agreement, EmCare shareholders will be offered $38.00 per share in cash. The aggregate value of the transaction is $400 million based on approximately 8.2 million outstanding EmCare shares, approximately $25 million of costs associated with stock options retired and the assumption of $65 million of debt. The agreement provides that as soon as practicable after consummation of the tender offer and subject to the terms and conditions of the agreement, the Company will be merged with the purchaser and shares of the Company (other than shares held directly or indirectly by Laidlaw) will be converted into the right to receive the tender consideration. The tender offer was commenced August 5, 1997 and is subject to the tender of a minimum of 51% of the Company's shares and other customary conditions. In connection with the tender offer, the purchaser has filed a
Schedule 14d-1 and the Company has filed a Schedule 14d-9 with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         EmCare Holdings Inc. is a leading provider of physician practice management services in hospital emergency departments ("EDs") and other practice settings. The Company recruits and evaluates the credentials of physicians and arranges contracts and schedules for their services. The Company also assists the EDs in operational areas such as staff coordination, quality assurance, and departmental accreditation. In addition, the Company provides accounting, billing, record keeping, and other administrative services. The Company and its predecessors have managed emergency physician practices for more than 20 years primarily in larger hospitals with high volume EDs. At June 30, 1997, the Company had management contracts relating to 152 EDs in 21 states with approximately 2.8 million patient visits per year. In addition to the Company's higher volume emergency physician practice management, the Company provides physician practice management services for inpatient care, lower volume emergency medicine practices, and a primary care physician group practice. The Company also provides billing services for emergency physician practice management contracts and provides physician placement services, primarily on a locum tenens (temporary) basis, across a broad range of medical specialties.

         Beginning in January 1994 and continuing through June 1997, the Company completed 14 acquisitions involving companies providing emergency physician practice management, thereby acquiring contracts to provide services at 87 EDs in 8 new markets. The ED contracts associated with these acquisitions accounted for net revenue of $47.1 million for the six months ended June 30, 1997. The aggregate consideration in connection with these acquisitions was $76.0 million, which consisted of $48.2 million in cash, $19.0 million of obligations, and 489,688 shares of Common Stock valued at $8.8 million. The Company allocated $3.7 million of the consideration to non-competition agreements.

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of net revenue, certain statement of income data for the periods indicated as well as percentage changes from period to period in the data presented:

                                                     THREE MONTHS
                                                    ENDED JUNE 30,        1997
                                                  ------------------    Compared
                                                   1997        1996     to 1996
                                                  ------      ------    --------
Net revenue                                       100.0%      100.0%      29.2%
Professional expenses                              80.1        79.4       30.3
Gross profit                                       19.9        20.6       25.2
General and administrative expenses                 7.8         9.4        6.7
Depreciation and amortization expense               2.3         2.0       48.8
Income from operations                              9.8         9.1       39.1
Income before income tax expense                    8.1         8.7       21.2

                                           SIX MONTHS ENDED
                                               JUNE 30,                 1997
                                        -----------------------       COMPARED
                                         1997             1996         TO 1996
                                       -------           ------       --------
Net revenue                             100.0%           100.0%           31.8%
Professional expenses                    80.1             79.6            32.5
Gross profit                             19.9             20.4            28.8
General and administrative expenses       7.9              9.5             9.5
Depreciation and amortization expense     2.4              1.9            64.2
Income from operations                    9.6              8.9            41.8
Income before income tax expense          8.2              8.6            24.9

SECOND QUARTER ENDED JUNE 30, 1997 AND 1996

         Net Revenue. Net revenue increased $14.0 million, or 29.2%, to $61.9 million for the three months ended June 30, 1997 from $47.9 million for the three months ended June 30, 1996. Of this increase, $13.8 million was attributable to increased revenue from the Company's ED contracts. Net revenue from non-ED services remained materially unchanged from period-to-period.

         Same ED contract revenue increased $2.3 million, or 5.7%, to $42.4 million for the three months ended June 30, 1997 from $40.1 million for the three months ended June 30, 1996, contributing 4.8% of the 29.2% total period-to-period increase. "Same ED" contract revenue consists of revenue derived from EDs under management from the beginning of the prior period through the end of the current period. New ED contracts generated by the Company's marketing activities contributed $1.9 million of the increase in net revenue, or 4.0% of the 29.2% total period-to-period increase. Acquisitions contributed $12.1 million of the increase in net revenue, or 25.3% of the 29.2% total period-to-period increase. Included in the period-to-period increase in net revenue is a negative impact of $2.5 million, or 5.2% of the 29.2% total period-to-period increase caused by the loss of contracts.

         Professional Expenses. Professional expenses primarily consist of fees paid to physicians under contract with the Company, collection fees relating to independent billing contracts billed by vendors, operating expenses for the Company's billing subsidiaries, and professional liability insurance premiums for physicians under contract. Professional expenses increased by $11.5 million, or 30.3%, to $49.5 million for the three months ended June 30, 1997 from $38.0 million for the three months ended June 30, 1996. This increase was primarily attributable to the addition of 67 new ED contracts from June 30, 1996 to June 30, 1997. As a percentage of net revenue, professional expenses increased to 80.1% in the three months ended June 30, 1997 from 79.4% in the same period in 1996. The increase in professional expenses as a percent of net revenue is due to the low volume EDs acquired in the fourth quarter of 1996. These contracts have lower profit margins than the Company's historical business.

         General and Administrative Expenses. General and administrative expenses increased by $302,000, or 6.7%, to $4.8 million for the three months ended June 30, 1997 from $4.5 million for the three months ended June 30, 1996. This increase is primarily attributable to the incremental administrative costs related to the new EDs under management. As a percentage of net revenue, general and administrative expenses decreased to 7.8% in the three months ended June 30, 1997 from 9.4% in the same period in 1996. The Company has been able to add additional revenue growth with minimal increases in corporate overhead.

         Depreciation and Amortization. Depreciation and amortization consist principally of amortization of goodwill, contracts and non-competition agreements entered into in connection with business acquisitions. Depreciation and amortization increased by $470,000, or 48.8%, to $1.4 million for the three months ended June 30, 1997 from $964,000 for the three months ended June 30, 1996, principally due to business acquisitions.

         Interest Income/Expense. Interest expense increased by $807,000 to $1.1 million for the three months ended June 30, 1997 from $286,000 for the three months ended June 30, 1996, principally due to interest on the line of credit as a result of borrowings for acquisitions made in late 1996. Interest income decreased by $17,000, or 21.8%, to $61,000 for the three months ended June 30, 1997 from $78,000 for the three months ended June 30, 1996, primarily due to lower cash balances available for investment in the second quarter of 1997.

         Income Taxes. The Company's effective tax rate remained unchanged at 38.0% from period-to-period.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         Net Revenue. Net revenue increased $29.3 million, or 31.8%, to $121.4 million for the six months ended June 30, 1997 from $92.1 million for the six months ended June 30, 1996. Of this increase, $28.7 million was attributable to increased revenue from the Company's ED contracts. Net revenue from non-ED services remained materially unchanged from period-to-period.

         Same ED contract revenue increased $3.7 million, or 5.2%, to $74.9 million for the six months ended June 30, 1997 from $71.2 million for the six months ended June 30, 1996, contributing 4.0% of the 31.8% total period-to-period increase. New ED contracts generated by the Company's marketing activities contributed $2.7 million of the increase in net revenue, or 2.9% of the 31.8% total period-to-period increase. Acquisitions contributed $27.8 million of the increase in net revenue, or 30.2% of the 31.8% total period-to-period increase. Included in the period-to-period increase in net revenue is a negative impact of $5.5 million, or 6.0% of the 31.8% total period-to-period increase caused by the loss of contracts.

         Professional Expenses. Professional expenses increased by $23.9 million, or 32.6%, to $97.2 million for the six months ended June 30, 1997 from $73.3 million for the six months ended June 30, 1996. This increase was primarily attributable to the addition of 67 new ED contracts from June 30, 1996 to June 30, 1997. As a percentage of net revenue, professional expenses increased to 80.1% in the six months ended June 30, 1997 from 79.6% in the same period in 1996. The increase in professional expenses as a percent of net revenue is due to the low volume EDs acquired in the fourth quarter of 1996. These contracts have lower profit margins than the Company's historical business.

         General and Administrative Expenses. General and administrative expenses increased by $828,000, or 9.5%, to $9.6 million for the six months ended June 30, 1997 from $8.8 million for the six months ended June 30, 1996. This increase is primarily attributable to the incremental administrative costs related to the new EDs under management. As a percentage of net revenue, general and administrative expenses decreased to 7.9% in the six months ended June 30, 1997 from 9.5% in the same period in 1996. The Company has been able to add additional revenue growth with minimal increases in corporate overhead.

         Depreciation and Amortization. Depreciation and amortization increased by $1.1 million, or 64.2%, to $2.9 million for the six months ended June 30, 1997 from $1.8 million for the six months ended June 30, 1996, principally due to business acquisitions.

         Interest Income/Expense.     Interest expense increased by $1.4
million to $1.9 million for the six months ended June 30, 1997 from $458,000 for the six months ended June 30, 1996, principally due to interest on the line of credit as a result of borrowings for acquisitions made in late 1996. Interest income decreased by $17,000, or 11.3%, to $133,000 for the six months ended June 30, 1997 from $150,000 for the six months ended June 30, 1996, primarily due to lower cash balances available for investment during the first six months of 1997.

         Income Taxes. The Company's effective tax rate remained unchanged at 38.0% from period-to-period.

LIQUIDITY AND CAPITAL RESOURCES

         SOURCES OF LIQUIDITY. At June 30, 1997, the Company had $28.8 million in working capital, an increase of $8.9 million from December 31, 1996. At June 30, 1997, the Company's principal sources of liquidity consisted of (i) cash and cash equivalents aggregating $5.5 million, (ii) accounts receivable totaling $53.7 million, and (iii) $63.0 million in borrowing capacity under a revolving line of credit (the "Revolver") with a syndicate of lenders.

         1997. In the six months ended June 30, 1997, $2.2 million in cash was used to support operating activities. This amount reflects the increase in accounts receivable due to growth in the number of EDs, an increase in prepaid insurance, and a decrease in accounts payable and accrued expenses. Cash of $24.3 million was primarily used in investing activities for the six months ended June 30, 1997 for payments of acquisitions. Cash of $24.7 million was provided by financing activities for the six months ended June 30, 1997 as proceeds from borrowings and the exercise of stock options exceeded payments on obligations.

         1996. In the six months ended June 30, 1996, $4.6 million in cash was used to support operating activities. This amount reflects the increase in accounts receivable due to growth in the number of EDs, an increase in prepaid insurance, and a decrease in accounts payable and accrued expenses. Cash of $7.8 million was primarily used in investing activities for the six months ended June 30, 1996 for payments of acquisitions. Cash of $11.6 million was provided by financing activities for the six months ended June 30, 1996 as proceeds from borrowings and the exercise of stock options exceeded payments on obligations.

         ACCOUNTS RECEIVABLE. Accounts receivable are a key component of the Company's working capital. Accounts receivable totaled $53.7 million at June 30, 1997, an increase of $7.3 million over December 31, 1996. The timing of payments on the Company's accounts receivable can vary significantly depending on whether the related contract is a hospital-based or an independent billing contract. Independent billing receivables have a significantly longer collection cycle than hospital-based billing receivables because of the process of billing and collecting from third-party payor programs and private payors. The number of days revenue in average receivables was 75 days for the six months ended June 30, 1997, compared to 61 days for the six months ended June 30, 1996. This increase is due to the build-up of accounts receivable as a result of the transition of independent billing contracts from third-party billing companies to the Company's billing subsidiary as well as accounts receivable acquired through acquisitions. In connection with independent billing contracts, the Company incurs, and can expect to incur in the future, negative cash flow during the start-up phase of a contract (typically six months or more after the contract is initiated).

         INCREASE IN REVOLVER. On March 7, 1997, the Company entered into an agreement to increase the borrowing capacity under the Revolver from $50 million to $100 million. Under the Revolver, a bank acts as the administrative agent for a syndicate of lenders. The Revolver permits the Company to borrow up to $100 million for working capital and acquisition purposes. The Revolver matures on March 7, 2000. Borrowings under the Revolver bear interest at variable rates based, at the Company's option, on the bank's base rate or the eurodollar rate. There was an outstanding balance of $37.0 million under the Revolver as of June 30, 1997.

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

         WORKING CAPITAL REQUIREMENTS. The Company anticipates that funds generated from operations, together with funds available under the Revolver, will be sufficient to meet its working capital requirements and debt obligations and to finance any necessary capital expenditures for the foreseeable future. Expansion of the Company's business through acquisitions may require additional funds, which, to the extent not provided by internally generated sources, cash and cash equivalents, and the Revolver, would require the Company to seek additional debt financing.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The Company operates in a constantly changing health care environment. While overall prospects are positive, results may vary in response to a number of factors, including the pace of new business and acquisition activity and reimbursement rates, and the completed acquisition by Laidlaw. The foregoing statements and other statements in this Form 10-Q not based upon historical fact are forward-looking statements that involve risks and uncertainties, and actual results could differ materially from these expectations. Important factors that could cause actual results to differ materially from the forward-looking statements include the pace of new business and acquisition activity, changes in payment rates, the transition of the Company's billing activities from outside vendors to RTI, and the completed acquisition by Laidlaw.

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



ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Inapplicable - Pursuant to the transition rules in General Instruction No. 1 to Item 305 of Regulation S- K, the Company is not required to respond to this item at this time.

PART II.                    OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company has settled the claims alleged against it in the civil lawsuit styled United States ex rel. Theresa Semtner v. Emergency Physician Billing Services, Inc. et al. in the United States District Court for the Western District of Oklahoma (the "DOJ Lawsuit"). Emergency Physician Billing Services, Inc. ("EPBS") is an outside vendor that provided billing services on a contract basis for the Company and others. The suit alleged improper coding of charges for ED services reimbursed under the Medicare, Medicaid, CHAMPUS, and Federal Employees Health Benefits programs.

         Under the settlement, the Company has agreed to pay $7,750,000 to the United States and the various states for settlement of the lawsuit and has paid $5.0 million in July 1997 of that amount with the balance due on or before January 5, 1998. The settlement provides for the DOJ Lawsuit to be dismissed with prejudice as to the Company. An additional $250,000 in relator's attorneys' fees and $450,000 in other expenses is also expected to be incurred. In the settlement, the Company does not admit any of the allegations of the DOJ Lawsuit or any related liability, and the settlement specifically provides for the Company to participate fully in the future in Medicare, Medicaid, CHAMPUS, and Federal Employees Health Benefits programs. The related settlement expenses were accrued for in the 1996 financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Shareholders held on May 15, 1997, the following individuals were elected to the Board of Directors:

                                          Votes For        Votes Abstaining
                                          ---------        ----------------
 Dr. Leonard M. Riggs, Jr., M.D.          7,694,106              3,038

 Richard H. Stowe                         7,693,706              3,038





ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

         2.1 Agreement and Plan of Merger, dated as of July 29, 1997, among the Parent, the Purchaser and the Company (incorporated by reference to Exhibit 99.1 to the Company's Schedule 14D-9).

         3.1 Charter of the Company (incorporated by reference to Exhibit Nos. 3.2 and 3.5 to the Company's Registration Statement No. 33-81830 on Form S-1).

         3.2 Bylaws of the Company (incorporated by reference to Exhibit No. 3.4 to the Company's Registration Statement No. 33-81830 on Form S-1).


         11.1    Computation of Net Income Per Share

         27.1    Financial Data Schedule (for SEC only)

B.       Form 8-K

         1. There were no reports on Form 8-K filed for the three months ended June 30, 1997.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  August 14, 1997

                 EMCARE HOLDINGS INC.
                 --------------------
                 (Registrant)



                 By: /s/ Robert F. Anderson, II
                     --------------------------
                       Robert F. Anderson, II
                       Chief Financial Officer, Senior Vice President, Treasurer, and Secretary

                                 EXHIBIT INDEX

EXHIBIT NO.                        DESCRIPTION

   2.1 Agreement and Plan of Merger, dated as of July 29, 1997, among the Parent, the Purchaser and the Company (incorporated by reference to Exhibit 99.1 to the Company's Schedule 14D-9).

   3.1       Charter of the Company (incorporated by reference to Exhibit Nos.
             3.2 and 3.5 to the Company's Registration Statement No. 33-81830 on Form S-1).

   3.2 Bylaws of the Company (incorporated by reference to Exhibit No. 3.4 to the Company's Registration Statement No. 33-81830 on Form S-1).

  11.1       Computation of Net Income Per Share

  27.1       Financial Data Schedule (for SEC only)